Form 10-Q
period 1994-03-31
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1994-04-26
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
				   FORM 10-Q




	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934


		     For the Quarter Ended March 31, 1994






			Commission File Number: 1-9164



	    FREEPORT-MCMORAN RESOURCE PARTNERS, LIMITED PARTNERSHIP



Organized in Delaware                           72-1067072
				    (IRS Employer Identification No.)


	      1615 Poydras Street, New Orleans, Louisiana  70112


	      Registrant's telephone number, including area code:
				(504) 582-4000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X__    No___







	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

			       TABLE OF CONTENTS



								  Page

Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets                                      3

      Statements of Operations                                      4

      Statements of Cash Flow                                       5

      Notes to Financial Statements                                 6

  Remarks                                                           6

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                                         7

Part II.  Other Information                                        10

Signature                                                          11

Exhibit Index                                                     E-1








	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
			Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
	---------------------

	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
		     CONDENSED BALANCE SHEETS (Unaudited)


						   March 31,   December 31,
						     1994          1993
						  ----------   ------------
						       (In Thousands)
 ASSETS
 Current assets:
 Cash and short-term investments                  $   46,613     $   24,448
 Accounts receivable                                  67,424         62,902
 Inventories                                         124,909        133,405
 Prepaid expenses and other                            2,964          2,143
						  ----------     ----------
   Total current assets                              241,910        222,898
 Property, plant and equipment, net                  947,349        970,960
 Other assets                                         65,549        103,015
						  ----------     ----------
 Total assets                                     $1,254,808     $1,296,873
						  ==========     ==========

 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
 Accounts payable and accrued liabilities         $   85,923     $   78,443
 Current portion of long-term debt                       465            465
						  ----------     ----------
   Total current liabilities                          86,388         78,908
 Long-term debt, less current portion                473,132        488,102
 Reclamation and mine shutdown reserves               92,806         97,333
 Accrued postretirement benefits and
   other liabilities                                 133,145        140,126
 Partners' capital                                   469,337        492,404
						  ----------     ----------
 Total liabilities and partners' capital          $1,254,808     $1,296,873
						  ==========     ==========




The accompanying notes are an integral part of these financial statements.










	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
		     STATEMENTS OF OPERATIONS (Unaudited)


						    Three Months Ended
							   March 31,
						  -------------------------
						    1994             1993
						  --------         --------
							(In Thousands,
						   Except Per Unit Amounts)

 Revenues                                         $182,073         $162,423
 Cost of sales:
 Production and delivery                           132,302          140,005
 Depreciation and amortization                      15,511           20,386
						  --------         --------
   Total cost of sales                             147,813          160,391
 Exploration expenses                                 -                 704
 Provision for restructuring charges                  -               3,198
 Loss on valuation and sale of assets, net            -              40,000
 General and administrative expenses                11,270           17,657
						  --------         --------
   Total costs and expenses                        159,083          221,950
						  --------         --------
 Operating income (loss)                            22,990          (59,527)
 Interest expense, net                              (7,315)            -
 Other income, net                                  (2,262)          (1,390)
						  --------         --------
 Income (loss) before changes in
   accounting principle                             13,413          (60,917)
 Cumulative effect of changes in
   accounting principle                               -             (23,700)
						  --------         --------
 Net income (loss)                                $ 13,413         $(84,617)
						  ========         ========

 Net income (loss) per unit:
   Before changes in accounting principle             $.13            $(.59)
   Cumulative effect of changes in
     accounting principle                              -               (.23)
						      ----            -----
						      $.13            $(.82)
						      ====            =====

 Average units outstanding                         103,698          103,698
						   =======          =======

 Distributions per publicly held unit                 $.60             $.60
						      ====             ====





The accompanying notes are an integral part of these financial statements.









	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
		      STATEMENTS OF CASH FLOW (Unaudited)


							Three Months Ended
							      March 31,
							 -------------------
							   1994       1993
							 --------   --------
							    (In Thousands)
 Cash flow from operating activities:
 Net income (loss)                                       $ 13,413   $(84,617)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Cumulative effect of changes in
     accounting principle                                    -        23,700
   Depreciation and amortization                           15,511     20,386
   Loss on valuation and sale of assets, net                 -        40,000
   Cash received from IMC-Agrico Company in
     excess of capital interest                             6,388       -
   (Increase) decrease in working capital:
     Accounts receivable                                   (2,850)       780
     Inventories                                            7,165     (7,732)
     Prepaid expenses and other                              (919)    (2,127)
     Accounts payable and accrued liabilities               7,218    (14,097)
   Reclamation and mine shutdown expenditures              (5,989)    (3,266)
   Other                                                    3,008      1,431
							 --------   --------
 Net cash provided by (used in) operating
   activities                                              42,945    (25,542)
							 --------   --------

 Cash flow from investing activities:
 Capital expenditures:
   Main Pass                                                 (291)   (18,929)
   Agricultural minerals                                   (2,650)    (5,763)
 Proceeds from geothermal notes receivable                 36,910       -
 Other                                                        530        716
							 --------   --------
 Net cash provided by (used in) investing
   activities                                              34,499    (23,976)
							 --------   --------
 Cash flow from financing activities:
 Distributions to partners                                (36,480)   (30,294)
 Proceeds from 8 3/4% Senior Subordinated Notes           146,125       -
 Proceeds from debt                                        24,377    136,114
 Repayment of debt                                       (189,301)   (60,370)
							 --------   --------
 Net cash provided by (used in) financing
   activities                                             (55,279)    45,450
							 --------   --------
 Net increase (decrease) in cash and short-term
   investments                                             22,165     (4,068)
 Cash and short-term investments at
   beginning of year                                       24,448      7,099

							 --------   --------
 Cash and short-term investments at end of period        $ 46,613   $  3,031
							 ========   ========




The accompanying notes are an integral part of these financial statements.







	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
			 NOTES TO FINANCIAL STATEMENTS


1.   8 3/4% SENIOR SUBORDINATED NOTE OFFERING
In February 1994, Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) sold publicly $150 million of 8 3/4% Senior Subordinated Notes due 2004. Net proceeds were used to reduce other indebtedness.

2.   INTEREST COSTS
Interest expense excludes capitalized interest of $5.4 million in the first quarter of 1993.

3.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1994 was
2.8 to 1 compared with a shortfall of $66.5 million for the 1993 period. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.
			     _____________________
				    Remarks

The information furnished herein should be read in conjunction with FRP's financial statements contained in its 1993 Annual Report to unitholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.







Item 2. Management's Discussion and Analysis of Financial
	-------------------------------------------------
	      Condition and Results of Operations.
	      ------------------------------------

RESULTS OF OPERATIONS

						First Quarter
					      ------------------
					       1994         1993
					      ------       ------
						  (In Millions,
					    Except Per Unit Amounts)
Revenues                                      $182.1       $162.4
Operating income (loss)                         23.0        (59.5)a
Net income (loss)                               13.4        (84.6)a,b
Net income (loss) per unit                       .13         (.82)a,b


a. Includes charges totaling $43.2 million ($.42 per unit) consisting of $3.2 million ($.03 per unit) for personnel costs relating to a reduction in staff engaged in administrative services on behalf of Freeport-McMoRan Resource Partners, Limited Partnership (FRP) by Freeport-McMoRan Inc.
     (FTX), the general partner of FRP, and $40.0 million ($.39 per unit) related to the sale of geothermal assets.
b. Includes a $23.7 million charge ($.23 per unit) for the cumulative effect of changes in accounting principle.

     First-quarter 1994 results, excluding the items footnoted above, benefited from increased revenues primarily due to higher phosphate fertilizer market prices and improved phosphate fertilizer, sulphur, and oil sales volumes. The reduction in general and administrative expenses reflects the benefits from formation of the IMC-Agrico Company joint venture and other restructuring activities undertaken in 1993, and a $2.2 million reduction resulting from a change in the estimated cost relating to excess office space. The initial estimated cost was recorded in the second quarter of 1993 as part of the restructuring of FTX's administrative organization. Interest expense increased due to the Main Pass sulphur project becoming operational for accounting purposes in July 1993; previously, development related interest costs were capitalized.

Agricultural Minerals Operations
- --------------------------------
FRP's agricultural minerals segment, which includes its fertilizer and phosphate rock operations (conducted through its ownership in the IMC-Agrico Company joint venture) and its sulphur business, reported first-quarter 1994 earnings of $21.2 million on revenues of $172.5 million compared with a loss of $14.9 million on revenues of $155.7 million for the 1993 period. Significant items impacting the agricultural minerals segment earnings are as follows (in millions):


Agricultural minerals earnings - 1993               $(14.9)
						      ----
 Increases (decreases):
   Sales volumes                                      16.6
   Realizations                                         .6
   Other                                               (.4)
						      ----
     Revenue variance                                 16.8
   Cost of sales                                      12.8
   General and administrative and other                6.5
						      ----
						      36.1
						      ----
 Agricultural minerals earnings - 1994              $ 21.2
						      ====






     FRP's proportionate share of the IMC-Agrico Company first-quarter 1994 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, increased 8 percent from FRP's sales during the 1993 period. FRP's average DAP realization rose significantly from the 1993 quarter reflecting a further recovery in phosphate fertilizer markets throughout the current quarter. Increased export purchases, which began in late 1993, continued into 1994. Additionally, first-quarter 1994 industrywide domestic phosphate fertilizer purchases rose over 1993 period levels. Unit production costs declined from the 1993 quarter, in spite of sharply higher ammonia prices, reflecting continued production efficiencies from the joint venture and reduced raw material costs for sulphur and internally produced phosphate rock.

     The near-term outlook is for continued strong export and domestic market demand. Key export customers continue to be active in the marketplace and domestic sales activity picked up sharply in late March. As a result of the increased international phosphate fertilizer demand and an anticipated second-quarter 1994 drop in producer inventories, IMC-Agrico Company is scheduled to resume production at its Nichols, Florida plant in May, bringing IMC-Agrico Company's phosphate fertilizer production to essentially full capacity. IMC-Agrico Company will continue to monitor market conditions and operate its facilities accordingly.

     FRP's proportionate share of the larger IMC-Agrico Company phosphate rock operation caused first-quarter 1994 sales volumes to increase 15 percent from the 1993 period.


						  First Quarter
					      ----------------------
						1994          1993
					      --------      --------
 Phosphate fertilizers (short tons)a
   Diammonium phosphate
     Sales:
       Florida                                 216,600
       Louisiana                               271,700
       Other                                    46,000
					       -------       -------
	 Total sales                           534,300       495,300
     Average realized price:b
       Florida                                 $134.50
       Louisiana                                143.85
   Monoammonium phosphate
     Sales:
       Granular                                 86,700       122,800
       Powdered                                 42,800          -
     Average realized price:b
       Granular                                $153.39
       Powdered                                 120.58
   Granular triple superphosphate
     Sales                                     130,400       177,700
     Average realized priceb                   $106.04
 Phosphate rock (short tons)a
     Sales                                   1,006,500       874,600
     Average realized priceb                    $21.71
 Sulphur (long tons)
     Salesc                                    515,500       464,800


a. Beginning July 1, 1993, reflects FRP's 46.5 percent share of the assets of IMC-Agrico Company during the year ended June 30, 1994. FRP is entitled to 58.6 percent of the cash flow generated by IMC-Agrico Company during such period. Certain information prior to formation of IMC-Agrico Company was not recorded on a basis consistent with that currently being presented and therefore is not available.
b.   Represents average realization f.o.b. plant/mine.
c. Includes 187,100 tons and 344,500 tons for the first quarters of 1994 and 1993, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.

     First-quarter 1994 sulphur production increased 16 percent over the 1993 period level, with Main Pass operations averaging 5,600 tons per day (exceeding full design operating rates of 5,500 tons per day or approximately 2 million tons per year). Current efforts to optimize earnings and cash flow include maximizing Main Pass production within the current cost structure. It is expected that production can be sustained near the 6,000 tons per day level in the immediate future. Furthermore, the increase in Main Pass production rates helped to decrease its unit production costs. Due to the increased production from Main Pass, FRP ceased operating the marginally profitable Caminada mine in January 1994. The shutdown of Caminada will have no material impact on FRP's reported earnings. Sales volumes for the first quarter of 1994 improved 11 percent over the 1993 period levels, primarily caused by higher operating rates in the phosphate fertilizer industry. Sulphur realizations for the 1994 quarter were significantly reduced, reflecting the decline in prices which occurred throughout 1993; although the improved phosphate fertilizer operating rates, coupled with reduced imports from Canada and Mexico, resulted in a slight improvement in Tampa, Florida sulphur prices early in the second quarter of 1994. However, Canadian producers continue to increase their inventories and in the near-term FRP does not anticipate a major increase in sulphur prices.

Oil Operation
- -------------
						  First Quarter
					       -------------------
						 1994        1993
					       --------    --------
 Sales (barrels)                                823,200     433,500
 Average realized price                          $11.65      $15.55
 Earnings (in millions)                            $1.0       $(1.7)


     Oil production for the Main Pass joint venture (in which FRP owns a 58.3 percent interest) averaged 18,800 barrels per day during the first quarter of 1994, whereas first-quarter 1993 production was limited during development drilling to alleviate water encroachment. Joint venture production for 1994 is expected to approximate 3 million barrels if water encroachment follows current trends. FRP anticipates drilling additional wells at an estimated cost to FRP of approximately $4 million. First-quarter 1994 oil realizations continue to reflect the significant decline in prices which occurred in late 1993. Prices have since improved to above $13.00 per barrel. As a result of the decline in oil prices, in the fourth quarter of 1993 FRP recognized a write-down of its Main Pass oil investment. At March 31, 1994, FRP's investment in its Main Pass oil facilities ($40.6 million) approximated the future net cash flows expected to be received. Future price declines, increases in costs, or negative reserve revisions could result in a charge to future earnings.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operation activities during the first three months of 1994 was $42.9 million compared with $25.5 million used for the 1993 period, due primarily to increased income from operations and working capital changes. Net cash provided by investing activities was $34.5 million compared with $24.0 million used for the 1993 period, reflecting the early receipt of proceeds from the geothermal notes receivable (reflected in other assets) and lower capital expenditures. Net cash used in financing activities was $55.3 million compared with $45.5 million provided during the 1993 period, with the 1994 period reflecting a $18.8 million net reduction of borrowings whereas the 1993 period reflects a $75.7 million net increase in borrowings. Included in the first-quarter 1994 financing activity was the issuance of $150 million of 8 3/4% Senior Subordinated Notes due 2004 (Note 1).

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On April 19, 1994, FRP declared a distribution of 60 cents per publicly held unit ($30.3 million), payable May 15, 1994, bringing the total unpaid distribution to FTX to $271.1 million. Unpaid distributions due FTX will be recoverable from part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The April 1994 distributable cash included $40.2 million received from IMC-Agrico Company for its first-quarter 1994 distribution (excluding $14.3 million from working capital reductions) and $2.5 million from the receipt of the geothermal notes receivable. FRP's future distributions will be dependent on the distributions received from IMC-Agrico Company, which will primarily be determined by prices and sales volumes of its commodities and cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its existing credit facility ($425.0 million available as of April 22, 1994).

			_______________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.





	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

			  PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
	  ---------------------------------

	  (a)The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.


	  (b)During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, dated February 7, 1994 (reporting information under Item 5 and Item 7).






	    FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP


				   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					  FREEPORT-McMoRan RESOURCE PARTNERS,
					  LIMITED PARTNERSHIP
					    (A Limited Partnership)




					  By:   /s/ Nancy D. Bonner
					     -----------------------------
						 Nancy D. Bonner
					     Vice President and Controller
					       (Authorized signatory and
					     Principal Accounting Officer)



Date:  April 26, 1994









				 EXHIBIT INDEX
				 -------------

							       Sequentially
								 Numbered
Number                      Description                            Page
- ------                      -----------                        ------------


 4.1 Subordinated Indenture as of October 26, 1990 between FRP and Manufacturers Hanover Trust Company ("MHTC") as the Trustee, relating to $150,000,000 principal amount of 8 3/4% Senior Subordinated Notes due 2004 of FRP (the "Subordinated Indenture"). Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1993 (the "FRP 1993 Form 10-K").

 4.2 First Supplemental Indenture dated as of February 15, 1994 between FRP and Chemical Bank, as Successor to MHTC, as Trustee, to the Subordinated Indenture. Incorporated by reference to Exhibit 4.12 to the FRP 1993 Form 10-K.


				      E-1