Form 10-Q/A
period 1993-06-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1994-07-20
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1993

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X             __No___

The registrant hereby amends its Form 10-Q for the quarter ended June 30, 1993, as set forth in the pages attached hereto and as discussed below.

      After discussions with the staff of the Securities and Exchange Commission (SEC), Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FRP advised the SEC staff that $3.2 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FRP considered preferable. FRP also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FRP concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share for the six-month period ended June 30, 1993.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                               TABLE OF CONTENTS

                                                           Page

Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets............................   4

      Statements of Operations............................   5

      Statements of Cash Flow.............................   6

      Notes to Financial Statements.......................   7

  Remarks.................................................   8

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations...............................   9

Signature



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                        Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     CONDENSED BALANCE SHEETS (Unaudited)


                                                   June 30,       December 31,
                                                     1993             1992
                                                 ----------       ------------
                                                         (in thousands)
 ASSETS
 Current assets:
 Cash and short-term investments.............    $    1,079        $    7,099
 Accounts receivable.........................        56,614            62,574
 Inventories.................................       162,675           170,276
 Prepaid expenses and other..................         1,127            22,214
                                                 ----------        ----------
   Total current assets......................       221,495           262,163
 Property, plant and equipment, net..........     1,062,563         1,074,332
 Investment in geothermal assets.............        10,450           114,374
 Other assets................................        81,513            42,638
                                                 ----------        ----------
 Total assets................................    $1,376,021        $1,493,507
                                                 ==========        ==========
 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
 Accounts payable and accrued liabilities....    $  119,791        $   99,453
 Long-term debt due within one year..........         1,575             1,575
 Due to FTX and affiliates...................         7,035             2,913
                                                 ----------        ----------
   Total current liabilities.................       128,401           103,941
 Long-term debt, less current portion........       314,395           117,213
 Long-term debt due to FTX...................       105,400           239,350
 Reclamation and mine shutdown reserves......        68,430            55,152
 Accrued postretirement benefits and
   other liabilities.........................       124,522           118,156
 Partners' capital...........................       634,873           859,695
                                                 ----------        ----------
 Total liabilities and partners' capital.....    $1,376,021        $1,493,507
                                                 ==========        ==========

The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     STATEMENTS OF OPERATIONS (Unaudited)


                                 Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                 -------------------   ---------------------
                                   1993       1992         1993       1992
                                 --------   --------   ---------    --------
                                    (in thousands, except per unit amounts)

 Revenues......................  $201,684   $244,518   $ 364,107    $473,054
 Cost of sales:
 Production and delivery.......   171,094    174,188     311,099     344,524
 Depreciation and amortization.    33,811     33,070      54,197      60,918
                                 --------   --------   ---------    --------
   Total cost of sales.........   204,905    207,258     365,296     405,442
 Exploration expenses..........       958      1,253       1,662       2,265
 Provision for restructuring
   charges.....................    30,749       -         33,947         -
 Loss on valuation and sale of
   assets, net.................    26,631       -         66,631         -
 General and administrative
   expenses....................    23,747     20,770      41,404      39,802
                                 --------   --------   ---------    --------
   Total costs and expenses....   286,990    229,281     508,940     447,509
                                 --------   --------   ---------    --------
 Operating income (loss).......   (85,306)    15,327    (144,833)     25,545
 Interest expense, net.........      -          -           -           (869)
 Other income, net.............     5,690      2,436       4,300         622
                                 --------   --------   ---------    --------
 Income (loss) before changes
   in accounting principle.....   (79,616)    17,673    (140,533)     25,298
 Cumulative effect of changes
   in accounting principle.....      -          -        (23,700)       -
                                 --------   --------   ---------    --------
 Net income (loss).............  $(79,616)  $ 17,673   $(164,233)   $ 25,298
                                 ========   ========   =========    ========

 Net income (loss) per unit:
   Income (loss) before changes
     in accounting principle...     $(.77)      $.17      $(1.35)       $.26
   Cumulative effect of changes
     in accounting principle...       -          -          (.23)        -
                                    -----       ----      ------        ----
                                    $(.77)      $.17      $(1.58)       $.26
                                    =====       ====      ======        ====

 Average units outstanding.....   103,698    103,698     103,698      99,174
                                  =======    =======     =======      ======

 Distributions per publicly
   held unit...................      $.60       $.60       $1.20       $1.20
                                     ====       ====       =====       =====

The accompanying notes are an integral part of these financial statements.


            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                     -----------------------
                                                       1993          1992
                                                     ---------      --------
                                                        (in thousands)
 Cash flow from operating activities:
 Net income (loss)................................   $(164,233)     $ 25,298
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Cumulative effect of changes in
     accounting principle.........................      23,700          -
   Depreciation and amortization..................      54,197        60,918
   Provision for restructuring charges,
     net of payments..............................      28,371          -
   Other noncash charges to net loss..............       7,150          -
   Loss on valuation and sale of assets, net......      66,631          -
   (Increase) decrease in working capital, net
     of effect of acquisitions and dispositions:
     Accounts receivable..........................       6,114        16,651
     Inventories..................................       7,745        11,912
     Prepaid expenses and other...................         606        (2,318)
     Accounts payable and accrued liabilities.....     (10,009)      (29,020)
   Reclamation and mine shutdown expenditures.....      (7,387)      (10,649)
   Other..........................................       2,500         3,444
                                                     ---------      --------
 Net cash provided by operating activities........      15,385        76,236
                                                     ---------      --------

 Cash flow from investing activities:
 Capital expenditures:
   Main Pass......................................     (36,542)      (82,300)
   Agricultural minerals..........................     (10,152)      (59,936)
 Proceeds from sale of geothermal assets..........      23,000          -
 Other............................................        (354)       (5,445)
                                                     ---------      --------
 Net cash used in investing activities............     (24,048)     (147,681)
                                                     ---------      --------

 Cash flow from financing activities:
 Distributions to partners........................     (60,589)      (82,292)
 Proceeds from debt...............................     216,722       699,709
 Repayment of debt................................    (153,490)     (977,430)
 Proceeds from sale of partnership units..........        -          430,534
                                                     ---------      --------
 Net cash provided by financing activities........       2,643        70,521
                                                     ---------      --------
 Net decrease in cash and short-term
   investments....................................      (6,020)         (924)
 Cash and short-term investments at beginning
   of year........................................       7,099         3,854
                                                     ---------      --------
 Cash and short-term investments at end of
   period.........................................   $   1,079      $  2,930
                                                     =========      ========

The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

1.   DISTRIBUTIONS
On July 20, 1993, Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) declared a second quarter distribution of 60 cents per publicly held unit, payable August 14, 1993. To enable FRP to make the distribution, Freeport-McMoRan Inc. (FTX), the parent company of FRP, will defer receipt of $31.9 million in distributions (60 cents for each FRP unit that it owns), bringing FTX's total deferral to $181.6 million. Deferrals by FTX are recoverable from a portion of any future quarterly distributable cash in excess of 60 cents per unit.

2.   RESTRUCTURING AND VALUATION CHARGES
RESTRUCTURING CHARGES. FRP recorded second-quarter 1993 expense of $30.7 million for the restructuring of FTX's administrative organization (including personnel related costs, the cost to downsize its computing and management information systems (MIS) structure, and a write-off of excess facilities and other miscellaneous assets) due primarily to the formation of the phosphate fertilizer joint venture with IMC Fertilizer, Inc. consummated on July 1, 1993. During the first quarter of 1993, FRP recorded expense of $3.2 million related primarily to the outsourcing of FTX's research and engineering, environmental, and safety functions. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information about a reclassification of restructuring charges from those previously reported resulting from views expressed by the Securities and Exchange Commission staff.

ASSET SALES/RECOVERABILITY. FRP recorded a second-quarter 1993 charge to expense of $26.6 million related primarily to the recoverability of its investment in certain sulphur related assets, including the Caminada sulphur mine. Persistent weak market conditions for sulphur resulted in an estimate by management that book values of these assets will not be recovered in future operations. In April 1993, FRP sold its remaining interests in producing geothermal properties for $63.5 million, consisting of $23 million in cash and interest-bearing notes totaling $40.5 million (included in other assets). FRP also determined that the book carrying value of its undeveloped geothermal properties should be reduced to provide for impairment of capitalized costs.
A $40 million first-quarter 1993 charge to expense was recognized, $31 million for producing and $9 million for undeveloped geothermal properties.

3.   INTEREST COSTS
Interest expense excludes capitalized interest of $5.7 million and $4.6 million in the second quarter of 1993 and 1992, respectively, and $11.1 million and $9.7 million in the first six months of 1993 and 1992, respectively.

4.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1993 resulted in a shortfall of $151.6 million compared with a ratio of 2.4 to 1 for the 1992 period. For this calculation, earnings are income from continuing operations (including the restructuring and valuation charges discussed above) before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.

5.  CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 1993, FRP adopted the following changes to accounting policies:

Periodic Scheduled Maintenance Costs - Costs related to periodic scheduled maintenance (turnarounds) were previously capitalized when incurred and amortized generally over six months to two years. Effective January 1, 1993, the method of accounting was changed to expense these costs when incurred, which conforms to the accounting policy of IMC-Agrico Company.

Deferred Charges - The accounting for deferred charges was changed to provide for deferral of only those costs that directly relate to the acquisition, construction, and development of assets and to the issuance of debt and related instruments. Previously, certain other costs that benefitted future periods were amortized over the periods benefitted.

Management Information Systems - Costs of MIS equipment and software that have a material impact on periodic measurement of net income are capitalized and amortized over their estimated productive lives. Other MIS costs, including equipment and purchased software that involve relatively immaterial amounts (currently individual expenditures of less than $.5 million) and short estimated productive lives (currently less than three years) are charged to expense when incurred. Previously, most expenditures for MIS equipment and purchased software were capitalized. The accounting for MIS costs was changed to recognize the rapid rate of technology change in MIS which results in short productive lives of equipment and software and a need for continuing investments.

  The changes in accounting policy were adopted to improve the measurement of operating results by reporting cash expenditures as expenses when incurred unless they are directly related to long-lived asset additions. In addition, the administrative costs of accounting for assets will be reduced by not capitalizing and amortizing relatively insignificant expenditures that do not have a material effect on measuring periodic net income.

                             _____________________

                                    Remarks

The information furnished herein should be read in conjunction with FRP's financial statements contained in its 1992 Annual Report to unitholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

IMC-AGRICO COMPANY
Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and IMC Fertilizer Inc. (IMC) through subsidiaries formed a joint venture (IMC-Agrico Company), effective July 1, 1993, which includes their respective phosphate fertilizer businesses, including phosphate rock and uranium. IMC-Agrico Company is governed by a policy committee which has equal representation from each company and is managed by IMC through a subsidiary. Combined annual savings of at least $95 million in production, marketing, and general and administrative costs are expected to result from this transaction, the full effect beginning with the second year of operations. As discussed below, significant restructuring charges were recorded in connection with this transaction.

  As a result of the formation of the joint venture, FRP is engaged in the phosphate rock mining, fertilizer production and uranium oxide extraction business only through IMC-Agrico Company. FRP will continue to operate its sulphur and oil businesses. FRP's "Current Interest", reflecting cash distributions from ongoing operations, initially is 58.6% and declines in annual increments ultimately to 40.6% for the fiscal year ending June 30, 1998 and remains constant thereafter. FRP's "Capital Interest", reflecting the purchase or sale of long-term assets or capital contributions to IMC-Agrico Company, if required, is 46.5% initially and declines in annual increments ultimately to 40.6% for the fiscal year ending June 30, 1998 and remains constant thereafter. The sharing ratios were based on the projected contributions of FRP and IMC to the cash flow of the joint venture and on an equal sharing of the anticipated savings.

SECOND-QUARTER AND SIX-MONTHS 1993 RESULTS OF OPERATIONS COMPARED WITH SECOND-QUARTER AND SIX-MONTHS 1992
After discussions with the staff of the Securities and Exchange Commission
(SEC), FRP reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FRP advised the SEC staff that $3.2 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FRP considered preferable, as described in Note 5 to the financial statements. FRP also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FRP concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share for the six-month period ended June 30, 1993.

  FRP reported a second-quarter 1993 net loss of $79.6 million ($.77 per unit) compared with net income of $17.7 million ($.17 per unit) for the 1992 period. For the six months ended June 30, 1993, before the cumulative effect of the changes in accounting principle (Note 5) of $23.7 million ($.23 per unit), FRP reported a net loss of $140.5 million ($1.35 per unit) compared with net income of $25.3 million ($.26 per unit) for the year-ago period. The second-quarter and six-month periods of 1993 were negatively impacted by charges totaling $82.1 million ($.79 per unit) and $125.3 million ($1.21 per unit), respectively, related to administrative restructuring costs caused primarily by formation of IMC-Agrico Company, the sale of producing geothermal assets, and the recoverability of FRP's investment in certain sulphur related assets, principally the Caminada sulphur mine (Note 2) and adjustments to general and administrative expenses and production and delivery costs discussed below. Also contributing to FRP's lower net income for 1993 was reduced earnings from its agricultural minerals operations.

  Revenues for the second-quarter and six-month periods of 1993 were 18% and 23% lower, respectively, than in the year-ago periods reflecting decreases in phosphate fertilizer, sulphur and oil revenues, due primarily to reduced sales volumes for these products and lower phosphate fertilizer and sulphur realizations. Production and delivery costs were higher as a percentage of revenues than in the 1992 periods due primarily to lower product realizations. Depreciation and amortization expense, excluding certain nonrecurring charges, declined primarily because of reduced oil sales volumes. The reduction in general and administrative expenses, excluding certain nonrecurring charges, reflects the initial benefits from the restructuring during the first quarter of 1993. As a result of the additional restructuring during the second quarter of 1993, substantial reductions in future general and administrative expenses are anticipated. Interest costs of $5.7 million and $4.6 million for the second quarter of 1993 and 1992, respectively, associated with Main Pass sulphur development were capitalized.

RESTRUCTURING ACTIVITIES. During the second quarter of 1993, Freeport-McMoRan Inc. (FTX), the parent company of FRP, undertook a restructuring of its administrative organization. This restructuring represented a major step by FTX to lower its costs of operating and administering its businesses in response to weak market prices of the commodities produced by its operating units. As part of this restructuring, FTX significantly reduced the number of employees engaged in administrative functions, changed its management information system (MIS) environment to achieve efficiencies, reduced its needs for office space, outsourced a number of administrative functions, and implemented other actions to lower costs. As a result of this restructuring process, which included the formation of IMC-Agrico Company, the level of FRP's administrative cost has been reduced substantially over what it would have been otherwise, which benefit will continue in the future. However, the restructuring process entailed incurring certain one-time costs by FTX, a portion of which were allocated to FRP pursuant to its management services agreement with FTX.

     FRP's restructuring costs totaling $33.9 million, including $22.1 million allocated from FTX based on historical allocations, consisting of the following: $15.5 million for personnel related costs; $7.0 million relating to excess office space and furniture and fixtures resulting from the staff reduction; $1.8 million relating to the cost to downsize its computing and MIS structure; $8.8 million related to costs directly associated with the formation of IMC-Agrico Company; and $.8 million of deferred charges relating to FRP's credit facility which was substantially revised in June 1993.

     In connection with the restructuring project, FRP changed its accounting systems and undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result of this process, FRP recorded charges totaling $24.9 million, comprised of the following: (a) $10.0 million of production and delivery costs consisting of $6.3 million for revised estimates of environmental liabilities and $3.7 million primarily for adjustments in converting accounting systems, (b) $7.6 million of depreciation and amortization costs consisting of $6.5 million for estimated future abandonment and reclamation costs and $1.1 million for the write-down of miscellaneous properties, and (c) $7.3 million of general and administrative expenses consisting of $4.0 million to downsize FRP's computing and MIS structure and $3.3 million for the write-off of miscellaneous assets.

Agricultural Minerals Operations
FRP's agricultural minerals segment, which includes its fertilizer and sulphur businesses, reported second-quarter 1993 losses of $22.5 million on revenues of $186.8 million compared with $15.5 million on revenues of $220 million for the 1992 period. For the first six months of 1993, a loss of $37.4 million was generated on revenues of $342.5 million compared with earnings of $28.4 million on revenues of $434.8 million for the year-ago period. Earnings during 1993 reflect extremely low market prices for phosphate fertilizers and sulphur.

     FRP's second-quarter 1993 phosphate fertilizer production was 8% greater than in the year-ago period. Unit production costs, excluding the charges related to the restructuring project discussed above, averaged 7% less than during the 1992 period (6% less than the prior quarter) due to reduced raw material costs for sulphur, lower phosphate rock mining expenses, and previous cost efficiency programs, partially offset by higher natural gas costs. Phosphate fertilizer production volumes and unit cost for the six months ended June 30, 1993 were negatively impacted by FRP temporarily halting production or taking earlier than planned maintenance turnarounds at its phosphate fertilizer plants during the first quarter of 1993 due to weak market prices and for inventory control purposes. FRP's current quarter sales volumes were 13% and 47% higher than during the 1992 period and previous quarter, respectively. However, the average realization fell 21% and 9% compared to the year-ago period and previous quarter, respectively, reflecting the near 20-year low in market prices. Domestic demand increases were offset by the worst export market volumes since 1986.

     The outlook for the remainder of 1993 is for lower industry volumes and a possible gradual improvement in prices. Major international buyers, primarily China, have yet to commit for second half phosphate fertilizer needs. Meanwhile, torrential rains and widespread flooding in the upper Mississippi River valley continue to disrupt normal domestic traffic for fertilizers, dimming the prospects for an immediate turnaround in industry conditions. To compensate for soft demand, IMC-Agrico Company and other industry participants have announced various plant shutdowns and curtailments to avoid building inventories.


                               Second Quarter                Six Months
                            --------------------     -----------------------
                               1993       1992          1993          1992
 Phosphate fertilizers      ---------  ---------     ---------     ---------
  (short tons)a
   Production............   1,543,400  1,427,300     2,718,500     2,913,700
   Internal consumption..     472,100    443,700       837,800       900,800
   Sales.................   1,208,400  1,073,700     2,029,000     2,119,800
   Average realized
     price b.............     $181.76    $229.75       $188.75       $231.07
 Phosphate rock
  (short tons)
   Production............   2,779,400  2,973,800     5,449,200     5,894,800
   Internal consumption..   1,957,900  1,760,800     3,417,600     3,582,700
   Sales.................     807,700    862,600     1,682,200     1,759,700
 Sulphur (long tons)
   Production............     325,400    219,500       595,700       464,800
   Purchases.............     242,300    292,900       542,700       601,200
   Internal consumption..     417,300    375,300       731,200       783,100
   Sales c                    124,900    185,200       248,200       358,600


a. Includes phosphoric acid, diammonium phosphate (DAP), monoammonium phosphate (MAP), and granular triple superphosphate.
b.   Average realized price is per nutrient ton.
c.   Excludes capitalized Main Pass start-up sales.

     Second-quarter 1993 sulphur production rose 48% compared with the 1992 period, with the Caminada and Main Pass mines experiencing increased production rates. Caminada's unit production cost declined 29% from the year-ago quarter due to continued high production rates and cost containment efforts. However, because of the continuing decline in the market price of sulphur, FRP recorded a noncash charge to earnings (Note 2) for the excess capitalized cost over expected realization of its non-Main Pass sulphur assets, primarily the Caminada sulphur mine. Sales volumes for the second quarter of 1993 declined 33%, primarily because of reduced purchases of sulphur by phosphate fertilizer producers.

     In the sulphur market, prices remain depressed. Reduced global demand has forced production cutbacks worldwide. However, a rebound in price is not expected until demand improves.

     At Main Pass, FRP continues to concurrently produce sulphur and oil from a common reservoir. The rate of progress in heating the orebody to the extent necessary to achieve planned sulphur production of two million tons per year (approximately 5,500 tons per day) continues to be adversely affected by actions taken to maximize oil production. Expectations are for production to continue to increase gradually; however, the timing of achieving full production cannot be predicted. With sulphur prices at their lowest level in almost 20 years (currently less than $70 per ton in Tampa, Florida), FRP is maximizing oil production rates. As a result of Main Pass sulphur production now averaging nearly 1500 tons per day, these activities became operational for accounting purposes beginning July 1, 1993. Recognizing Main Pass operations in income and discontinuing associated capitalized interest will not affect cash flow, but will adversely affect second-half sulphur reported operating results. Main Pass sulphur operations will have a more positive effect on FRP's future reported operating results as production increases to targeted rates of two million tons per year and if sulphur prices improve from their current low levels. As of June 30, 1993, FRP's investment in its Main Pass sulphur operation totaled approximately $475 million. The recoverability of this investment will depend on production rate increases, achieving related cost efficiencies, and realizing (over the approximately 30 year life of the mine) somewhat higher than the current depressed sulphur price.

     Phosphate rock production and sales volumes for the second quarter of 1993 declined 7% and 6%, respectively, from the 1992 period. For the six months ended June 30, 1993, FRP's phosphate rock production and sales volumes were 8% and 4% lower, respectively, than in the year-ago period.

Oil Operation
FRP's sole oil operation, Main Pass, generated second-quarter 1993 earnings of $.9 million on sales of .9 million barrels net to FRP at an average realization of $16.01 per barrel compared with $2.6 million on sales of 1.5 million barrels at an average realization of $16.63 per barrel in the 1992 period. Operations for the first six months of 1993 generated a net loss of $.8 million on sales of 1.4 million barrels at an average realization of $15.86 per barrel compared with a net loss of $.6 million on sales of 2.5 million barrels at an average realization of $15.19 per barrel in the year-ago period. Development drilling was completed in mid-April, which raised oil production from approximately 10,000 per day during the first quarter of 1993 to a current rate of approximately 23,000 barrels per day. FRP estimates that its share of 1993 oil production will approximate 3 million barrels.

     Subsequent to June 30, 1993, the price being received for Main Pass oil declined to less than $14 per barrel. The ultimate recovery of this asset is dependent upon future prices realized, costs incurred, and reserves produced. Low future prices, increases in costs, or negative reserve revisions could result in a charge to future earnings.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow provided by operating activities during the first six months of 1993 was $15.4 million compared with $76.2 million during the 1992 period, due primarily to lower income from operations. Net cash used in investing activities declined to $24 million compared with $147.7 million for the 1992 period, reflecting the reduced level of capital expenditures (following the completion of Main Pass development expenditures and the cost efficiency program during 1992) and the proceeds from the geothermal property sale (Note
2). Net cash provided by financing activities was $2.6 million compared with $70.5 million for the year-ago period, reflecting the deferral of distributions on units owned by FTX since early-1992 and net borrowings of $63.2 million. The 1992 period had a net reduction of borrowings totaling $277.7 million funded by $430.5 million in proceeds from the public sale of FRP units.

     In June 1993, FTX amended its credit agreement (the New Credit Agreement) in which FRP participates. The New Credit Agreement expires on December 31, 1999 and is structured as a three year revolving line of credit followed by a 3 1/2 year reducing revolving line of credit. As of July 16, 1993, $488.3 million was available under the credit facility. To the extent FTX and its other subsidiaries incur additional borrowings, the amount available to FRP under the credit facility will be reduced.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. Past distributions to FTX amounting to $181.6 million, including $31.9 million during the second quarter of 1993, have been deferred and will be paid to FTX only to the extent of part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. At current and expected near-term prices of FRP's commodities, FTX anticipates receiving no distributions from FRP. FRP's ability to continue to distribute cash to its public unitholders during the Preference Period is dependent on the operating results of IMC-Agrico Company which will be determined primarily by prices of its commodities and the cost reductions achieved by its combined operations and the future profitability of FRP's sulphur and oil operations. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its existing credit facility.

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

Date:  July 20, 1994