Form 10-Q/A
period 1993-09-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1994-07-20
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended September 30, 1993






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

The registrant hereby amends its Form 10-Q for the quarter ended September 30, 1993, as set forth in the pages attached hereto to and as discussed below.

      After discussions with the staff of the Securities and Exchange Commission (SEC), Freeport McMoRan Resource Partners, Limited Partnership
(FRP) reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FRP advised the SEC staff that $3.2 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FRP considered preferable. FRP also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FRP concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.






            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                               TABLE OF CONTENTS



                                                                  Page

Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets....................................  4

      Statements of Operations....................................  5

      Statements of Cash Flow.....................................  6

      Notes to Financial Statements...............................  7

  Remarks.......................................................... 8

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations ......................................  9

Signature






            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                        Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     CONDENSED BALANCE SHEETS (Unaudited)

                                               September 30,     December 31,
                                                   1993              1992
                                               -------------     -------------
                                                      (in thousands)
 ASSETS
 Current assets:
 Cash and short-term investments................  $    8,304       $    7,099
 Accounts receivable............................      68,487           62,574
 Inventories....................................     145,109          170,276
 Prepaid expenses and other ....................       2,581           22,214
 Due from FTX and affiliates....................       3,249             -
                                                  ----------       ----------
   Total current assets.........................     227,730          262,163
 Property, plant and equipment, net.............   1,053,016        1,074,332
 Investment in geothermal assets................      10,450          114,374
 Other assets...................................      83,028           42,638
                                                  ----------       ----------
 Total assets...................................  $1,374,224       $1,493,507
                                                  ==========       ==========
 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
 Accounts payable and accrued liabilities.......  $   86,244       $   99,453
 Long-term debt due within one year.............         461            1,575
 Due to FTX and affiliates......................         -              2,913
                                                  ----------       ----------
   Total current liabilities....................      86,705          103,941
 Long-term debt, less current portion...........     349,631          117,213
 Long-term debt due to FTX......................     129,400          239,350
 Reclamation and mine shutdown reserves.........      83,233           55,152
 Accrued postretirement benefits and
   other liabilities............................     138,729          118,156
 Partners' capital..............................     586,526          859,695
                                                  ----------       ----------
 Total liabilities and partners' capital........  $1,374,224       $1,493,507


The accompanying notes are an integral part of these financial statements.







            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     STATEMENTS OF OPERATIONS (Unaudited)

                            Three Months Ended       Nine Months Ended
                               September 30,            September 30,
                            ---------------------   --------------------
                               1993         1992        1993         1992
                             --------     --------    --------     --------
                                  (in thousands, except per unit amounts)
 Revenues.................... $136,945    $204,944    $ 501,052    $677,998
 Cost of sales:
 Production and delivery.....  116,540     147,013      427,639     492,537
 Depreciation and
   amortization..............   24,393      32,920       78,590      93,590
                              --------    --------     --------    --------
   Total cost of sales.......  140,933     179,933      506,229     585,375
 Exploration expenses            1,112       2,162        2,774       4,427
 Provision for restructuring
   charges, net..............      -           -          33,947        -
 Loss on valuation and sale
   of assets, net............   (1,084)        -          65,547        -
 General and administrative
   expenses..................    12,797      20,364       54,201      60,166
                               --------    --------     --------    --------
   Total costs and expenses..   153,758     202,459      662,698     649,968
                               --------    --------     --------    --------
 Operating income (loss).....   (16,813)      2,485     (161,646)     28,030
 Interest expense, net.......    (6,253)       -          (6,253)       (869)
 Other income, net...........     5,015         739        9,315       1,361
                               --------    --------     --------     --------
 Income (loss) before changes
   in accounting principle...   (18,051)      3,224     (158,584)     28,522
 Cumulative effect of changes
   in accounting principle         -            -        (23,700)       -
                               --------    --------     --------    --------
 Net income (loss)...........  $(18,051)   $  3,224    $(182,284)   $ 28,522
                               ========    ========     ========    ========
 Net income (loss) per unit:
   Income (loss) before changes
     in accounting principle..    $(.17)       $.03       $(1.53)       $.28
   Cumulative effect of changes
     in accounting principle..       -           -          (.23)        -
                               --------    --------     --------    --------
                                  $(.17)       $.03       $(1.76)       $.28
                               ========    ========     ========    ========
 Average units outstanding...   103,698     103,698      103,698     100,693
                               ========    ========     ========    ========
 Distributions per
   publicly held unit........      $.60        $.60        $1.80       $1.80
                               ========    ========     ========    ========

The accompanying notes are an integral part of these financial statements.




            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOW (Unaudited)



                                                Nine Months Ended
                                                   September 30,
                                              --------------------------
                                                 1993             1992
                                              ---------        ---------
                                                    (in thousands)
 Cash flow from operating activities:
 Net income (loss).................           $(182,284)      $   28,522
 Adjustments to reconcile
   net income (loss)
   to net cash provided by
   operating activities:
   Cumulative effect of
     changes in
     accounting principle..........              23,700             -
   Depreciation and amortization...              78,590           93,838
   Provision for restructuring
     charges,
     net of payments...............               3,614              -
   Other noncash charges
     to net loss...................               7,150              -
   Loss on valuation and sale
     of assets, net                              65,547              -
   (Increase) decrease in
     working capital, net of
     effect of acquisitions
     and dispositions:
     Accounts receivable...........              (5,193)           5,859
     Inventories...................               8,271            5,471
     Prepaid expenses and other....              (1,049)         (16,415)
     Accounts payable and
      accrued liabilities..........             (27,304)         (25,537)
   Reclamation and mine
      shutdown expenditures........              (8,283)          (9,009)
   Other...........................               8,621            4,429
                                              ---------        ---------
 Net cash provided by (used in)
     operating  activities.........             (28,620)          87,158
                                              ---------        ---------
 Cash flow from investing activities:
 Capital expenditures:
   Main Pass.......................             (36,872)         (98,908)
   Agricultural minerals...........             (16,107)         (76,309)
 Proceeds from sale of assets......              37,000             -
 Other.............................               6,733           (7,239)
                                              ---------        ---------
 Net cash used in
   investing activities............              (9,246)        (182,456)
                                              ---------        ---------
 Cash flow from financing activities:
 Distributions to partners.........             (90,884)        (120,385)
 Proceeds from debt................             455,445          887,263
 Repayment of debt.................            (325,490)      (1,095,954)
 Proceeds from sale of
   partnership units...............                -             430,534
                                              ---------        ---------
 Net cash provided by
   financing activities............              39,071          101,458
                                              ---------        ---------
 Net increase in cash
   and short-term investments......               1,205            6,160
 Cash and short-term
   investments at beginning
   of year.........................               7,099            3,854
                                              ---------        ---------
 Cash and short-term
   investments at end of period               $   8,304        $  10,014


The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


1.   RESTRUCTURING AND VALUATION CHARGES
RESTRUCTURING CHARGES. During the first half of 1993, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) recognized expense of $33.9 million for restructuring the administrative organization (including personnel related costs, the cost to downsize the computing and management information systems (MIS) structure, and a write-off of excess facilities and other miscellaneous assets) of Freeport-McMoRan Inc. (FTX), the parent company of FRP, primarily due to formation of the joint venture with IMC Fertilizer, Inc.
(IMC) discussed below. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information about a reclassification of restructuring charges from those previously reported resulting from views expressed by the Securities and Exchange Commission staff.

ASSET SALES/RECOVERABILITY. During the second quarter, FRP recognized expense of $26.6 million primarily representing a reduction in the book value of its investment in the non-Main Pass sulphur assets because of persistent weak market conditions. FRP has accrued future reclamation and mine shutdown costs related to these assets totaling $52.8 million. In April 1993, FRP sold its remaining interests in producing geothermal properties for $63.5 million, consisting of $23 million in cash and interest-bearing notes totaling $40.5 million (included in other assets), recognizing a $31 million charge to expense. FRP also recorded a $9 million charge to expense for impairment of its undeveloped geothermal properties.

2.   IMC-AGRICO COMPANY
FRP and IMC formed a joint venture (IMC-Agrico Company), effective July 1, 1993, for their respective phosphate fertilizer businesses, including phosphate rock and uranium. FRP's "Current Interest", reflecting cash to be distributed from ongoing operations, initially is 58.6% and its "Capital Interest", reflecting the purchase or sale of long-term assets or any required capital contributions to IMC-Agrico Company is 46.5% initially. These ownership percentages decline in annual increments ultimately to 40.6% for the fiscal year ending June 30, 1998 and remain constant thereafter. FRP proportionately consolidates its interest in IMC-Agrico Company.

3.   INTEREST COSTS
Interest expense excludes capitalized interest of $4.3 million in the third quarter of 1992, and $11.1 million and $14 million in the first nine months of 1993 and 1992, respectively. No interest was capitalized in the third quarter of 1993.

4.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1993 resulted in a shortfall of $169.7 million compared with a ratio of 1.9 to 1 for the 1992 period. For this calculation, earnings are income from continuing operations (including the restructuring and valuation charges discussed above) before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.

5.  CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 1993, FRP adopted the following changes to accounting policies:

Periodic Scheduled Maintenance Costs - Costs related to periodic scheduled maintenance (turnarounds) were previously capitalized when incurred and amortized generally over six months to two years. Effective January 1, 1993, the method of accounting was changed to expense these costs when incurred, which conforms to the accounting policy of IMC-Agrico Company (Note 2).

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

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

IMC-AGRICO COMPANY
Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and IMC Fertilizer Inc. (IMC) formed a joint venture (IMC-Agrico Company), effective July 1, 1993, for their respective phosphate fertilizer businesses, including phosphate rock and uranium. IMC-Agrico Company is governed by a policy committee having equal representation from each company and is managed by IMC. Combined annual savings of at least $95 million in production, marketing, and general and administrative costs are expected to result from this transaction, the full effect beginning in the second year of operations. As discussed below, significant restructuring charges were recorded in connection with this transaction.

     As a result of the joint venture, FRP is engaged in the phosphate rock mining, fertilizer production, and uranium oxide extraction business only through IMC-Agrico Company. FRP will continue to operate its sulphur and oil businesses. FRP has varying sharing ratios in IMC-Agrico Company, as discussed in Note 2 to the financial statements, which were based on the projected contributions of FRP and IMC to the cash flow of the joint venture and on an equal sharing of the anticipated savings.

     FRP proportionately consolidates its interest in IMC-Agrico Company. Accordingly, FRP recognizes its proportionate interest in the combined assets contributed by FRP and IMC to the joint venture. As a result, operating results reported by FRP subsequent to the formation of IMC-Agrico Company vary significantly in certain respects from those previously reported. Phosphate fertilizer realizations and unit production costs are fundamentally changed as the majority of the FRP contributed fertilizer production facilities are located on the Mississippi River, whereas the IMC contributed fertilizer production facilities are located in Florida. Fertilizer produced on the Mississippi River commands a higher sales price in the domestic market because of its proximity to markets; however, raw material transportation costs at the Florida facilities are lower for phosphate rock, partially offset by increased sulphur transportation costs. As discussed below, IMC-Agrico Company has significantly curtailed its fertilizer production in response to weak market conditions. The curtailment was effected principally by reducing production at the Mississippi River facilities previously owned by FRP.

RESULTS OF OPERATIONS
After discussions with the staff of the Securities and Exchange Commission
(SEC), FRP reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FRP advised the SEC staff that $3.2 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FRP considered preferable, as described in Note 5 to the financial statements. FRP also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FRP concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.




            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                   Third Quarter         Nine Months
                                  --------------     -------------------
                                   1993     1992      1993         1992
                                  ------   ------    ------       ------
                                  (in millions, except per unit amounts)
 Revenues....................     $136.9   $204.9     $501.1     $678.0
 Operating income (loss).....      (16.8)     2.5     (161.6)a     28.0
 Net income (loss)...........      (18.1)     3.2     (182.3)a,b   28.5
 Net income (loss)
    per unit.................       (.17)     .03      (1.76)a,b    .28

a. Includes $125.3 million ($1.21 per unit) related to administrative restructuring and asset recoverability charges (Note 1), and adjustments to general and administrative expenses and production and delivery costs discussed below.
b. Includes a charge of $23.7 million ($.23 per unit) related to the changes in accounting principle (Note 5).

     Results for the third-quarter and nine-month periods of 1993 reflect significant decreases in phosphate fertilizer, phosphate rock, sulphur, and oil revenues, primarily due to reduced sales volumes and market prices for these products. Additionally, the nine-month period of 1993 was adversely impacted by administrative restructuring and asset recoverability charges (Note 1), and adjustments to general and administrative expenses and production and delivery costs discussed below. Depreciation and amortization expense declined primarily because of reduced sales volumes. The reduction in general and administrative expenses reflects the benefits from the 1993 restructuring activities; substantial future declines are anticipated. Interest expense increased due to no interest being capitalized during the current quarter because the Main Pass sulphur operations became operational for accounting purposes on July 1, 1993.

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





            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Agricultural Minerals Operations
FRP's agricultural minerals segment, which includes its fertilizer, phosphate rock, and sulphur businesses, reported a third-quarter 1993 loss of $13.2 million on revenues of $121.7 million compared with a loss of $2.8 million on revenues of $176.2 million for the 1992 period. For the first nine months of 1993, a loss of $50.6 million was generated on revenues of $464.2 million compared with earnings of $25.6 million on revenues of $611 million for the year-ago period.

     Significant items impacting FRP's agricultural minerals segment earnings are as follows:

                                              Third Quarter    Nine Months
                                              -------------   -------------
                                                     (in millions)
 Agricultural minerals earnings - 1992....        $( 2.8)        $ 25.6
                                                  ------         ------
 Major increases (decreases)
   Sales volumes - DAP and sulphur........         (23.4)         (32.4)
   Realizations - DAP and sulphur.........         (13.6)         (64.7)
   Other product volumes and
    realizations..........................         (17.5)         (49.7)
                                                  ------         ------
     Net revenue variance.................         (54.5)        (146.8)
   Cost of sales..........................          31.0           49.9*
   General and administrative
     and other............................          13.1           20.7*
                                                  ------         ------
                                                   (10.4)         (76.2)
                                                  ------         ------
 Agricultural minerals earnings - 1993....        $(13.2)        $(50.6)

* Includes $17.5 million in cost of sales and $7.3 million in general and administrative expenses resulting from the restructuring project discussed above.

     Weak industrywide demand and changes due to FRP's proportionate share of IMC-Agrico Company resulted in FRP's third-quarter 1993 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, declining 35% from that of the year-ago period. The continued weakness in the phosphate fertilizer market prompted IMC-Agrico Company to make strategic curtailments in its phosphate fertilizer production. Unit production cost declined from the 1992 period reflecting initial production efficiencies from the joint venture, reduced raw material costs for sulphur and lower phosphate rock mining expenses, partially offset by increased natural gas costs and lower production volumes. Contributing to the decline in phosphate rock costs is the change in production facilities under IMC-Agrico Company discussed earlier. FRP's realization for DAP was lower reflecting the near 20-year low prices as well as an increase in the lower-priced Florida sales recognized under the joint venture.

     The outlook for the remainder of 1993 and into early 1994 is for somewhat improved prices under more normal market demand levels. Lower domestic operating rates have kept inventory levels from rising in spite of reduced third quarter demand. Late in the third quarter, increased export purchases contributed to a rise in market prices, with firming export prices helping to rekindle domestic buying interests which had been unwilling to make purchase commitments. Additionally, domestic phosphate fertilizer demand is expected to benefit from increased corn acreage planted due to lower government set-asides, and increased fertilizer application rates necessitated by the widespread flooding that caused a depletion of nutrients in a number of mid-western states.

     FRP's proportionate share of the larger IMC-Agrico Company phosphate rock operation resulted in sales volumes for the third quarter of 1993 increasing from the 1992 period, with IMC-Agrico Company utilizing its least-costly operations to maximize efficiencies.

     Third-quarter 1993 sulphur production at the Caminada and Main Pass mines increased compared with the 1992 period. Sales volumes for the current quarter declined 26%, primarily because of reduced usage by the IMC-Agrico Company operations caused by its curtailed fertilizer production. During the second quarter of 1993, due to the continuing decline in the market price of sulphur, FRP recorded a noncash charge to earnings (Note 1) for the excess capitalized cost over expected realization of its non-Main Pass sulphur assets, primarily the Caminada sulphur mine. Due to significant improvements in Main Pass sulphur production, FRP no longer needs the marginally profitable Caminada operation and is now taking steps to cease Caminada operations over the next several months. The shutdown of Caminada will have no significant impact on FRP's reported earnings. In the sulphur market, prices remain depressed. Although reduced global demand has forced production cutbacks worldwide, a rebound in price is not expected until demand improves.

                                     Third Quarter          Nine Months
                                   ----------------      ------------------
                                    1993      1992        1993        1992
                                   ------    ------      ------      ------
 Phosphate fertilizers
   (short tons):a
   Diammonium phosphate
     Sales:
       Florida..............       220,900
       Louisiana............       177,600
       Other................        31,800
                                 ---------
         Total sales........       430,300    661,700  1,769,600   2,029,800
     Average realized price:b
       Florida..............       $100.94
       Louisiana............        112.03
   Monoammonium phosphate
     Sales:
       Granular ............        58,700     89,300    369,500     408,800
       Powdered ............        22,300                22,300
     Average realized price:b
       Granular.............       $115.34
       Powdered.............         93.95
   Granular triple superphosphate
     Sales..................        89,700    183,000    430,300     564,500
     Average realized
       price:b...............        $86.59
 Phosphate rock (short tons):a
     Sales..................     1,026,700    796,200  2,708,900   2,555,900
     Average realized
       price:b...............        $20.20
 Sulphur (long tons)
     Sales:c.................       418,900    566,400  1,446,500   1,708,100


a. Beginning July 1, 1993, reflects FRP's 46.5% share of the assets of IMC-Agrico Company during the year ended June 30, 1994. FRP is entitled to 58.6% of the cash flow generated by IMC-Agrico Company during such period.
b.   Represents average realization f.o.b. plant/mine.
c.   Includes 149,600 tons, 403,600 tons, 929,000 tons, and 1,186,700 tons for the third-quarter and nine-month periods of 1993 and 1992, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.

     At Main Pass, sulphur production is presently in excess of 3,400 tons per day, up from 1,300 tons per day at the end of the second quarter. Sulphur production continues to accelerate toward its full production level of two million tons per year (5,500 tons per day). Given the rapid increases achieved during 1993, full production will probably be reached in 1994. As a result of the sulphur production increases, these activities became operational for accounting purposes beginning July 1, 1993. Recognizing Main Pass sulphur operations in income and discontinuing associated capitalized interest did not affect cash flow, but did adversely affect reported operating results. Main Pass sulphur operations will have a more positive effect on FRP's future earnings as production increases and if sulphur prices improve from their current low levels.





            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Oil Operation
                                  Third Quarter             Nine Months
                             --------------------     ---------------------
                                1993        1992        1993          1992
                             ---------   --------     --------     --------
 Sales (barrels).........    1,066,100   1,705,000    2,425,300    4,208,000
 Average realized price..       $14.25      $16.82       $15.15       $15.85
 Earnings (in millions)..          $.8        $5.1           $0         $4.5

     Since completion of development drilling in mid-April, oil production volumes increased to and remained steady at approximately 24,000 barrels of oil per day, exceeding expectations. FRP estimates that its share of oil production will approximate 3.4 million barrels for 1993. Production for 1994 is expected to approximate that of 1993, with the anticipated drilling of additional wells offsetting a production decline in existing wells. At September 30, 1993, FRP's investment in its Main Pass oil facilities ($109.2 million) approximated the future net cash flows expected to be received. Low future prices, increases in costs, or negative reserve revisions could result in a charge to future earnings.

CAPITAL RESOURCES AND LIQUIDITY
Net cash used by operating activities during the first nine months of 1993 was $28.6 million compared with $87.2 million net cash provided during the 1992 period, due primarily to lower income from operations. Net cash used in investing activities was $9.2 million compared with $182.5 million for the 1992 period, reflecting the reduced level of capital expenditures (following completion of Main Pass development expenditures and the cost efficiency program during 1992) and the proceeds from asset sales. Net cash provided by financing activities was $39.1 million compared with $101.5 million for the year-ago period, reflecting the deferral of distributions on units owned by FTX since early-1992 and net borrowings of $130 million. The 1992 period had a net reduction of borrowings totaling $208.7 million funded by $430.5 million in proceeds from the public sale of FRP units.

     In June 1993, FTX, amended its credit agreement (the New Credit Agreement) in which FRP participates. The New Credit Agreement expires on December 31, 1999 and is structured as a three year revolving line of credit followed by a 3 1/2 year reducing revolver. As of October 15, 1993, $460 million was available under the credit facility. To the extent FTX and its other subsidiaries incur additional borrowings, the amount available to FRP under the credit facility will be reduced.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. At September 30, 1993, FTX had deferred past distributions totaling $181.6 million, which will be paid to FTX only to the extent of part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. Additionally, distributable cash for the third quarter of 1993 was such that all of the funds necessary to pay the distribution of 60 cents per public unit to be paid November 15, 1993 will be borrowed under the New Credit Agreement, with FTX deferring its entire $31.9 million. FRP has announced that beginning with the cash distribution for the fourth quarter of 1993 (scheduled for payment in February 1994), it no longer intends to supplement distributable cash with borrowings. FRP's ability to continue to distribute cash to its public unitholders is dependent on the cash distributions received from IMC-Agrico Company, which will primarily be determined by prices of its commodities and the cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations. As a result, future distributions from FRP, reflecting the preference discussed above, will be impacted by the cyclical nature of its fertilizer business. Due to the current depressed fertilizer market, FRP will not receive a cash distribution from IMC-Agrico Company for the third-quarter 1993 operations. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its existing credit facility.
                        _______________________________

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