Form 10-Q
period 1994-06-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1994-08-05
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1994


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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                               TABLE OF CONTENTS



                                                                  Page

Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets                                      3

      Statements of Operations                                      4

      Statements of Cash Flow                                       5

      Notes to Financial Statements                                 6

  Remarks                                                           6

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                                         7

Part II.  Other Information                                        11

Signature                                                          12



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                        Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                  June 30,     December 31,
                                                    1994           1993
                                                 ----------    ------------
                                                       (In Thousands)
 ASSETS
 Current assets:
 Cash and short-term investments                 $    9,089      $   24,448
 Accounts receivable                                 60,267          62,902
 Inventories                                        119,087         133,405
 Prepaid expenses and other                             767           2,143
                                                 ----------      ----------
   Total current assets                             189,210         222,898
 Property, plant and equipment, net                 931,558         970,960
 Other assets                                        63,661         103,015
                                                 ----------      ----------
 Total assets                                    $1,184,429      $1,296,873
                                                 ==========      ==========

 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
 Accounts payable and accrued liabilities        $   77,205      $   78,443
 Current portion of long-term debt                      498             465
                                                 ----------      ----------
   Total current liabilities                         77,703          78,908
 Long-term debt, less current portion               408,640         488,102
 Reclamation and mine shutdown reserves              96,644          97,333
 Accrued postretirement benefits and
   other liabilities                                141,864         140,126
 Partners' capital                                  459,578         492,404
                                                 ----------      ----------
 Total liabilities and partners' capital         $1,184,429      $1,296,873
                                                 ==========      ==========

 The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     STATEMENTS OF OPERATIONS (Unaudited)

                             Three Months Ended        Six Months Ended
                                 June 30,                  June 30,
                            --------------------     ----------------------
                               1994       1993          1994         1993
                             --------   --------      --------    ---------
                                (In Thousands, Except Per Unit Amounts)
Revenues                     $185,444   $201,684      $367,517    $ 364,107
Cost of sales:
Production and delivery       138,533    171,094       270,835      311,099
Depreciation and
 amortization                   9,475     33,811        24,986       54,197
                             --------   --------      --------    ---------
  Total cost of sales         148,008    204,905       295,821      365,296
Exploration expenses             -           958          -           1,662
Provision for
 restructuring charges           -        30,749          -          33,947
Loss on valuation and
 sale of assets, net             -        26,631          -          66,631
General and
 administrative
 expenses                      11,948     23,747        23,218       41,404
                             --------   --------      --------    ---------
  Total costs and
   expenses                   159,956    286,990       319,039      508,940
                             --------   --------      --------    ---------
Operating income (loss)        25,488    (85,306)       48,478     (144,833)
Interest expense, net          (8,551)      -          (15,866)        -
Other income, net               3,599      5,690         1,337        4,300
                             --------   --------      --------    ---------
Income (loss) before
 changes in accounting
 principle                     20,536    (79,616)       33,949     (140,533)
Cumulative effect of
 changes in accounting
 principle                       -          -             -         (23,700)
                             --------   --------      --------    ---------
Net income (loss)            $ 20,536   $(79,616)     $ 33,949    $(164,233)
                             ========   ========      ========    =========
Net income (loss) per unit:
  Before changes in
   accounting principle          $.20      $(.77)         $.33       $(1.35)
  Cumulative effect of
   changes in
   accounting principle           -          -             -           (.23)
                                 ----      -----          ----       ------
                                 $.20      $(.77)         $.33       $(1.58)
                                 ====      =====          ====       ======
Average units
 outstanding                  103,698    103,698       103,698      103,698
                              =======    =======       =======      =======
Distributions per
 publicly held unit              $.60       $.60         $1.20        $1.20
                                 ====       ====         =====        =====

 The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                         1994         1993
                                                       --------    ---------
                                                          (In Thousands)
 Cash flow from operating activities:
 Net income (loss)                                     $ 33,949    $(164,233)
 Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Cumulative effect of changes in
     accounting principle                                  -          23,700
   Depreciation and amortization                         24,986       54,197
   Provision for restructuring charges, net of
     payments                                               -         28,371
   Other noncash charges to earnings                        -          7,150
   Loss on valuation and sale of assets, net                -         66,631
   Cash received from IMC-Agrico Company in
     excess of capital interest                          25,457         -
   (Increase) decrease in working capital,
     net of effect of acquisitions and dispositions:
     Accounts receivable                                  2,807        6,114
     Inventories                                         14,318        7,745
     Prepaid expenses and other                           1,278          606
     Accounts payable and accrued liabilities             3,020      (10,009)
   Reclamation and mine shutdown expenditures            (7,385)      (7,387)
   Other                                                  2,617        2,500
                                                       --------    ---------
 Net cash provided by operating activities              101,047       15,385
                                                       --------    ---------
 Cash flow from investing activities:
 Capital expenditures:
   Main Pass                                             (1,845)     (36,542)
   Agricultural minerals                                (10,069)     (10,152)
 Proceeds from asset sales                               44,735       23,000
 Other                                                      530         (354)
                                                       --------    ---------
 Net cash provided by (used in) investing
   activities                                            33,351      (24,048)
                                                       --------    ---------
 Cash flow from financing activities:
 Distributions to partners                              (66,775)     (60,589)
 Proceeds from 8 3/4% Senior Subordinated Notes         146,125         -
 Proceeds from debt                                      29,503      216,722
 Repayment of debt                                     (258,610)    (153,490)
                                                       --------    ---------
 Net cash provided by (used in) financing
   activities                                          (149,757)       2,643
                                                       --------    ---------
 Net decrease in cash and short-term investments        (15,359)      (6,020)
 Cash and short-term investments at
   beginning of year                                     24,448        7,099
                                                       --------    ---------
 Cash and short-term investments at end of period      $  9,089    $   1,079
                                                       ========    =========

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

2.   INTEREST COSTS
Interest expense excludes capitalized interest of $5.7 million and $11.1 million in the second quarter and first six months of 1993, respectively.

     FRP has a 10.2 percent interest rate exchange agreement entered into in 1988 on $43.6 million of financing at June 30, 1994, reducing approximately $7 million annually through 1999. FRP entered into this interest rate exchange agreement to manage exposure to interest rate changes on a portion of its floating-rate bank debt. Under this interest swap, FRP received an average interest rate of 3.6 percent and 3.5 percent during the first six months of 1994 and 1993, respectively, based on the London Interbank Offering Rate (LIBOR), resulting in an additional interest cost of $.7 million and $.9 million in the second quarter of 1994 and 1993, respectively, and $1.5 million and $1.8 million in the first six months of 1994 and 1993, respectively.
Based on market conditions at June 30, 1994, unwinding this interest swap would require an estimated $3.9 million.

3.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1994 was
3.1 to 1 compared with a shortfall of $151.6 million for the 1993 period. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.
                              -------------------
                                    Remarks

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


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS
                                  Second Quarter             Six Months
                                ------------------        ----------------
                                  1994       1993          1994      1993
                                 ------     ------        ------    ------
                                   (In Millions, Except Per Unit Amounts)
Revenues                         $185.4     $201.7        $367.5    $364.1
Operating income (loss)            25.5      (85.3)a        48.5    (144.8)a
Net income (loss)                  20.5      (79.6)a        33.9    (164.2)a,b
Net income (loss) per unit          .20       (.77)a         .33     (1.58)a,b

a. Includes charges totaling $82.1 million ($.79 per unit) and $125.3 million ($1.21 per unit) for the second-quarter and six-month periods of 1993, respectively, for charges related to restructuring the administrative organization at Freeport-McMoRan Inc. (FTX), the general partner of Freeport-McMoRan Resource Partners, Limited Partnership (FRP), asset recoverability charges, and other related charges.
b. Includes a $23.7 million charge ($.23 per unit) for the cumulative effect of changes in accounting principle.

     Results for the 1994 periods reflect improved phosphate fertilizer prices, higher phosphate rock sales volumes, and reduced average unit production costs, partially offset by lower phosphate fertilizer and oil (during the second quarter) sales volumes and weaker oil prices. The significant decrease in second-quarter 1994 depreciation and amortization expense results from the combined effect of several unrelated items, consisting of (1) $9.3 million representing the adjustment to FRP's earnings from its disproportionate interest in current cash distributions from the IMC-Agrico Company joint venture and amortization of the excess of FRP's proportionate share of the recorded amount of the joint venture's net assets over its book value, (2) $12.5 million attributable to 1993 reductions in the carrying amount of assets, and (3) the remainder resulting from the change in the assets owned by FRP as a result of entering into the joint venture and other factors. General and administrative expenses were lower due to the benefits from the July 1, 1993 formation of the IMC-Agrico Company joint venture and other restructuring activities undertaken in 1993, with the 1993 periods including charges totaling $7.3 million resulting from the restructuring project, while the six-month 1994 period benefited from a $2.2 million reduction in the estimated cost of excess office space (originally estimated in the second quarter of 1993 as part of restructuring FTX's administrative organization). Interest expense increased due to the Main Pass sulphur project becoming operational for accounting purposes in July 1993; previously, development related interest costs were capitalized.

Agricultural Minerals Operations - FRP's agricultural minerals segment, which includes its fertilizer and phosphate rock operations (conducted through its partnership interest in IMC-Agrico Company) and its sulphur business, reported second-quarter 1994 operating income of $27.1 million on revenues of $176.5 million compared with a loss of $85.4 million on revenues of $186.8 million for the 1993 period. Operating income for the first six months of 1994 was $47.6 million on revenues of $349.0 million compared with a loss of $102.3 million on revenues of $342.5 million for the year-ago period. Significant items impacting operating income are as follows (in millions):


                                                     Second        Six
                                                     Quarter      Months
                                                     -------     -------
 Agricultural minerals operating income - 1993       $(85.4)     $(102.3)
 Increases (decreases):
   Sales volumes                                      (30.7)       (14.1)
   Realizations                                        19.6         20.2
   Other                                                 .8           .4
                                                     ------      -------
     Revenue variance                                 (10.3)         6.5
   Cost of sales                                       52.7 *       65.5 *
   1993 provision for restructuring charges            30.7         33.9
   1993 loss on valuation and sale of assets, net      26.6         26.6
   General and administrative and other                12.8 *       17.4 *
                                                     ------      -------
 Agricultural minerals operating income - 1994       $ 27.1      $  47.6
                                                     ======      =======
* The second-quarter and six-month periods of 1993 included charges totaling $17.5 million in cost of sales and $7.3 million in general and administrative expenses resulting from the restructuring project.

     FRP's proportionate share of the IMC-Agrico Company second-quarter 1994 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, decreased from FRP's high level of sales during the 1993 period. Industrywide domestic sales activity was lower due to an early domestic planting season. However, strong export purchases, especially by China, continued during the current quarter and helped to keep DAP prices firm despite a rise in producer inventories. Second-quarter 1994 phosphate fertilizer prices continued to strengthen from the already improved first-quarter 1994 levels. As a result, FRP's average DAP realizations for the 1994 periods were significantly improved from the near 20-year lows experienced during the 1993 periods. Unit production costs reflected higher ammonia prices, offset by production efficiencies from IMC-Agrico Company.

     Strong export demand for phosphate fertilizer products for the remainder of 1994 is expected to continue as key export customers, particularly China, remain active in the marketplace. Business in other international markets such as India, Pakistan, and Latin America is expected to sustain a tight supply/demand balance. Normal summer plant maintenance turnarounds throughout the industry should reduce industry operating rates during the third quarter. Additionally, since late-1992, phosphate fertilizer exports from the former Soviet Union have declined by nearly 40 percent and are not likely to rebound. From an FRP standpoint, the completion of spring planting contributed to IMC-Agrico Company idling its Taft, Louisiana fertilizer plant and accelerating the plant maintenance turnarounds at three of its fertilizer facilities.

     FRP's proportionate share of the larger IMC-Agrico Company phosphate rock operation caused second-quarter and six-month 1994 sales volumes to increase 24 percent and 20 percent from the 1993 periods, respectively.

     Sulphur production for the 1994 periods increased over the 1993 period levels with Main Pass operations averaging nearly 6,200 tons per day during the current quarter (exceeding full design operating rates of 5,500 tons per day or approximately 2 million tons per year), helping to lower unit production costs. Production is expected to be near the 6,000 tons per day level for the immediate future. Further efforts to optimize earnings and cash flow are being made, including a "water load" management program which should further improve unit costs. Due to the increased production from Main Pass, FRP ceased operating the marginally profitable Caminada mine in January 1994, with no material impact on FRP's earnings. Sulphur realizations for the 1994 periods were significantly lower, reflecting the decline in prices which occurred throughout 1993. Improved phosphate fertilizer operating rates, coupled with reduced imports from Canada and Mexico and lower sulphur recoveries from oil refineries, resulted in a $6 to $8 per ton improvement in Tampa, Florida sulphur prices early in the third quarter of 1994; however, Canadian producers continue to increase inventories and FRP does not anticipate a major increase in sulphur prices for at least the near term.

                                    Second Quarter           Six Months
                                 -------------------   ---------------------
                                    1994      1993       1994         1993
                                  --------  --------   ---------   ---------
Phosphate fertilizers (short tons)a
  Diammonium phosphate
    Sales:
      Florida                      277,900               494,500
      Louisiana                    184,700               456,400
      Other                         55,400               101,400
                                   -------  --------   ---------   ---------
        Total sales                518,000   844,000   1,052,300   1,339,300
    Average realized price:b
      Florida                      $145.10               $140.46
      Louisiana                     153.18                147.63
  Monoammonium phosphate
    Sales:
      Granular                      73,900   188,000     160,600     310,800
      Powdered                      40,400      -         83,200        -
    Average realized price:b
      Granular                     $160.55               $156.69
      Powdered                      127.08                123.73
  Granular triple superphosphate
    Sales                          102,300   162,900     232,700     340,600
    Average realized priceb        $118.44               $111.49
Phosphate rock (short tons)a
    Sales                        1,004,100   807,600   2,010,600   1,682,200
    Average realized priceb         $23.24                $22.47
Sulphur (long tons)
    Salesc                         508,100   538,100   1,023,600     998,800

a. Certain information prior to the July 1, 1993 formation of IMC-Agrico Company was not recorded on a basis consistent with that currently being presented and therefore is not available. Reflects FRP's 46.5 percent share of the assets of IMC-Agrico Company during the year ended June 30, 1994, while FRP received 58.6 percent of the cash flow generated during such period. FRP's share of the assets of IMC-Agrico Company during the year ended June 30, 1995 is 45.1 percent, while it will receive 55.0 percent of the cash flow generated during such period.
b.   Represents average realization f.o.b. plant/mine.
c.   Includes 187,700 tons, 413,200 tons, 374,800 tons, and 750,600 tons for the second-quarter and six-month periods of 1994 and 1993, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.

Oil Operation -
                                Second Quarter             Six Months
                               -----------------     ----------------------
                                 1994      1993        1994          1993
                                -------  -------     ---------    ---------
Sales (barrels)                 611,900  925,700     1,435,100    1,359,200
Average realized price           $14.52   $16.01        $12.88       $15.86
Operating income (in
 millions)                          1.0       .9           2.0          (.8)

     Second-quarter 1994 oil production for the Main Pass joint venture (in which FRP owns a 58.3 percent interest) was hampered by mechanical problems, which have been corrected, at one of the two oil platforms and by the anticipated increase in water encroachment into the producing oil wells. FRP recently initiated the drilling of additional wells at an estimated cost to FRP of approximately $4 million. As a result, FRP's 1994 net production is currently expected to be slightly under 3 million barrels. Oil realizations continue to reflect the significant price declines which occurred in late 1993; although prices have improved throughout 1994, and continued improving into the third quarter of 1994.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first six months of 1994 was $101.0 million compared with $15.4 million for the 1993 period, primarily due to increased income from operations. Net cash provided by investing activities was $33.4 million compared with a use of $24.0 million for the 1993 period, reflecting the early receipt of proceeds from the geothermal notes receivable (reflected in other assets) and lower capital expenditures. Net cash used in financing activities was $149.8 million compared with $2.6 million provided during the 1993 period, with the 1994 period reflecting an $83.0 million net reduction of borrowings whereas the 1993 period reflects a $63.2 million net increase in borrowings. Included in the 1994 financing activity was the issuance of $150 million of 8 3/4% Senior Subordinated Notes due 2004 (Note 1). As a result of FRP receiving $44.1 million of the IMC-Agrico Company second-quarter distribution before quarter end, cash balances were able to be reduced contributing to the reduction in borrowings.

     In late June 1994, a hole was found in the top of a phosphogypsum storage area at the New Wales, Florida, facility of IMC-Agrico Company. IMC Fertilizer, Inc., as operator of the joint venture, is assessing what actions are necessary and appropriate in the circumstances. The joint venture accrued as of June 30, 1994, estimated costs of $1.9 million to rectify the situation. While there is no evidence that indicates the hole will result in significant liability for the joint venture, the issue of possible underground water contamination in areas away from the New Wales facility as a result of the hole is being investigated by IMC-Agrico Company. If this were to be the case, the costs that would be required are uncertain and cannot be estimated at the present. If significant costs were incurred, which IMC-Agrico Company considers unlikely, a determination would be necessary with respect to the availability of insurance maintained by the joint venture and separately by FRP and to the appropriate sharing of costs pursuant to the agreement between the joint venture partners as it relates to environmental matters.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On July 19, 1994, FRP declared a distribution of 60 cents per publicly held unit ($30.3 million), payable August 15, 1994, bringing the total unpaid distribution to FTX to $303.1 million. Unpaid distributions due FTX will be recoverable from part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The July 1994 distributable cash included $34.4 million from IMC-Agrico Company. FRP will receive a total of $55.2 million of distributions from IMC-Agrico Company, including $12.9 million from working capital reductions and $7.9 million from the sale of an asset which will be used to reduce FRP's long-term debt. FRP's future distributions will be dependent on the distributions received from IMC-Agrico Company, which will primarily be determined by prices and sales volumes of its commodities and cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its existing credit facility ($242.0 million available as of July 22, 1994).

     In May 1994, FTX announced that it intends to pursue a plan to separate its two principal businesses, metals and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX would make a pro rata distribution of its common stock ownership in Freeport-McMoRan Copper & Gold Inc. (FCX) to the FTX shareholders. The proposed distribution, which will require a series of steps to implement over the next six to twelve months, is contingent on a number of factors. In connection with this restructuring plan, the existing FTX revolving credit agreement in which FRP participates will be replaced with a new facility of FRP and FTX, eliminating any ties to FCX borrowings. The spinoff of FCX will provide greater access to credit markets and reduce financing costs for both FRP and FCX.

                        -------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.


            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  Not applicable


          (b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.



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


                                          FREEPORT-McMoRan RESOURCE PARTNERS,
                                          LIMITED PARTNERSHIP
                                            (A Limited Partnership)




                                          By:   /s/ Nancy D. Bonner
                                              ------------------------
                                                 Nancy D. Bonner
                                             Vice President and Controller
                                               (Authorized signatory and
                                             Principal Accounting Officer)



Date: August 5, 1994