Form 10-Q
period 1994-09-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1994-10-28
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended September 30, 1994






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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]





            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                               TABLE OF CONTENTS



                                                                  Page

Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets                                      3

      Statements of Operations                                      4

      Statements of Cash Flow                                       5

      Notes to Financial Statements                                 6

  Remarks                                                           6

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                                         7

Part II.  Other Information                                        12

Signature                                                          13

Exhibit Index                                                     E-1


            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                        Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                                               September 30,    December 31,
                                                   1994             1993
                                               ------------     ------------
                                                       (In Thousands)
ASSETS
Current assets:
Cash and short-term investments                  $   11,237       $   24,448
Accounts receivable                                  63,033           62,902
Inventories                                         112,536          133,405
Prepaid expenses and other                            2,040            2,143
                                                 ----------       ----------
  Total current assets                              188,846          222,898
Property, plant and equipment, net                  925,323          970,960
Other assets                                         60,704          103,015
                                                 ----------       ----------
Total assets                                     $1,174,873       $1,296,873
                                                 ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities         $   86,236       $   78,908
Long-term debt, less current portion                396,410          488,102
Reclamation and mine shutdown reserves               95,751           97,333
Accrued postretirement benefits and
  other liabilities                                 143,934          140,126
Partners' capital                                   452,542          492,404
                                                 ----------       ----------
Total liabilities and partners' capital          $1,174,873       $1,296,873
                                                 ==========       ==========


 The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     STATEMENTS OF OPERATIONS (Unaudited)

                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                              -------------------      ---------------------
                                1994       1993          1994         1993
                              --------   --------      --------    ---------
                                 (In Thousands, Except Per Unit Amounts)
Revenues                      $188,479   $136,945      $555,996    $ 501,052
Cost of sales:
Production and delivery        136,387    112,091       403,487      419,416
Depreciation and
amortization                     8,990     24,393        33,976       78,590
                              --------   --------      --------    ---------
  Total cost of sales          145,377    136,484       437,463      498,006
Exploration expenses              -         1,112          -           2,774
Provision for
restructuring charges             -          -             -          33,947
Loss on valuation and
sale of assets, net               -        (1,084)         -          65,547
General and
administrative
expenses                        11,030     12,797        34,248       54,201
                              --------   --------      --------    ---------
  Total costs and
  expenses                     156,407    149,309       471,711      654,475
                              --------   --------      --------    ---------
Operating income (loss)         32,072    (12,364)       84,285     (153,423)
Interest expense, net           (8,243)    (6,253)      (24,109)      (6,253)
Other income (expense),
net                               (568)       566        (2,966)       1,092
                              --------   --------      --------    ---------
Income (loss) before
changes in accounting
principle                       23,261    (18,051)       57,210     (158,584)
Cumulative effect of
changes in accounting
principle                         -          -             -         (23,700)
                              --------   --------      --------    ---------
Net income (loss)             $ 23,261   $(18,051)     $ 57,210    $(182,284)
                              ========   ========      ========    =========
Net income (loss) per unit:
  Before changes in
    accounting principle          $.22      $(.17)         $.55       $(1.53)
  Cumulative effect of
  changes in
accounting principle               -          -             -           (.23)
                                  ----      -----          ----       ------
                                  $.22      $(.17)         $.55       $(1.76)
                                  ====      =====          ====       ======
Average units
outstanding                    103,698    103,698       103,698      103,698
                               =======    =======       =======      =======
Distributions per
publicly held unit                $.60       $.60         $1.80        $1.80
                                  ====       ====         =====        =====


 The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                          1994         1993
                                                        --------    ---------
                                                           (In Thousands)
Cash flow from operating activities:
Net income (loss)                                       $ 57,210    $(182,284)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Cumulative effect of changes in
    accounting principle                                    -          23,700
  Depreciation and amortization                           33,976       78,590
  Provision for restructuring charges, net of
  payments                                                  -           3,614
  Other noncash charges to earnings                         -           7,150
  Loss on valuation and sale of assets, net                 -          65,547
  Cash distribution from IMC-Agrico in
    excess of capital interest                            33,801         -
  (Increase) decrease in working capital,
    net of effect of acquisitions and dispositions:
    Accounts receivable                                   (1,318)      (5,193)
    Inventories                                           17,663        8,271
    Prepaid expenses and other                               (10)      (1,049)
    Accounts payable and accrued liabilities              13,358      (27,304)
  Reclamation and mine shutdown expenditures              (6,968)      (8,283)
  Other                                                    7,778        8,621
                                                        --------    ---------
Net cash provided by (used in) operating
activities                                               155,490      (28,620)
                                                        --------    ---------

Cash flow from investing activities:
Capital expenditures:
  Main Pass                                               (7,388)     (36,872)
  Agricultural minerals                                  (14,387)     (16,107)
Proceeds from asset sales                                 44,775       37,000
Other                                                        530        6,733
                                                        --------    ---------
Net cash provided by (used in) investing
activities                                                23,530       (9,246)
                                                        --------    ---------
Cash flow from financing activities:
Distributions to partners                                (97,072)     (90,884)
Proceeds from 8 3/4% Senior Subordinated Notes           146,125         -
Proceeds from (repayments of) debt, net                 (241,284)     129,955
                                                        --------    ---------
Net cash provided by (used in) financing
activities                                              (192,231)      39,071
                                                        --------    ---------
Net increase (decrease) in cash and short-term
investments                                              (13,211)       1,205
Cash and short-term investments at
  beginning of year                                       24,448        7,099
                                                        --------    ---------
Cash and short-term investments at end of period        $ 11,237    $   8,304
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

2.   INTEREST COSTS
Interest expense excludes capitalized interest of $11.1 million in the first nine months of 1993.

     FRP has a 10.2 percent interest rate exchange agreement entered into in 1988 on $41.8 million of financing at September 30, 1994, reducing approximately $7 million annually through 1999. FRP entered into this agreement to manage exposure to interest rate changes on a portion of its floating-rate bank debt. Under this interest swap, FRP received an average interest rate of 4.0 percent and 3.4 percent during the first nine months of 1994 and 1993, respectively, based on the London Interbank Offering Rate (LIBOR), resulting in an additional interest cost of $.6 million and $.9 million in the third quarter of 1994 and 1993, respectively, and $2.1 million and $2.7 million in the first nine months of 1994 and 1993, respectively. Based on market conditions at September 30, 1994, unwinding this interest swap would require an estimated $3.3 million.

3.   IMC-AGRICO CREDIT FACILITY
In February 1994, the IMC-Agrico Company joint venture (IMC-Agrico), in which FRP currently owns 45.1 percent of the assets and liabilities, entered into a three-year $75 million floating-rate credit facility (the IMC-Agrico Facility). Borrowings under the IMC-Agrico Facility are unsecured with a negative pledge on substantially all of IMC-Agrico's assets. The IMC-Agrico Facility has minimum capital, fixed charge, and current ratio requirements for IMC-Agrico; places limitations on indebtedness of IMC-Agrico; and restricts the ability of IMC-Agrico to make cash distributions in excess of distributable cash generated. At September 30, 1994, IMC-Agrico had no borrowings under the IMC-Agrico Facility.

4.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1994 was
3.3 to 1 compared with a shortfall of $169.7 million for the 1993 period. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.
                              -------------------
                                    Remarks

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



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.
RESULTS OF OPERATIONS
                                   Third Quarter             Nine Months
                                -------------------       -----------------
                                  1994        1993         1994       1993
                                 ------      ------       ------     ------
                                    (In Millions, Except Per Unit Amounts)
Revenues                         $188.5      $136.9       $556.0     $501.1
Operating income (loss)            32.1a      (12.4)        84.3a    (153.4)b
Net income (loss)                  23.3a      (18.1)        57.2a    (182.3)b,c
Net income (loss) per unit          .22a       (.17)         .55a     (1.76)b,c

a. Includes a charge of $3.4 million ($.03 per unit) and $4.3 million ($.04 per unit) for the third-quarter and nine-month period, respectively, for remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at the IMC-Agrico Company (IMC-Agrico) New Wales, Florida fertilizer facility and anticipated repair and cleanup costs related to an earthen dam breach at IMC-Agrico's Payne Creek, Florida phosphate rock facility.

b. Includes charges totaling $124.2 million ($1.20 per unit) related to restructuring the administrative organization at Freeport-McMoRan Inc.
     (FTX), the general partner of Freeport-McMoRan Resource Partners, Limited Partnership (FRP), asset recoverability, and other related charges.

c. Includes a $23.7 million charge ($.23 per unit) for the cumulative effect of changes in accounting principle.

     Results for the 1994 periods reflect significantly improved phosphate fertilizer prices and higher sales volumes of phosphate fertilizer (for the third-quarter period), phosphate rock, and sulphur. Partially offsetting these positive factors were increased raw material costs for ammonia and sulphur, and lower oil sales volumes.

     Third-quarter 1994 depreciation and amortization was lower than in the year-ago period due to the adjustment to the earnings of FRP caused by its disproportionate interest in current cash distributions from IMC-Agrico and from lower Main Pass oil sales volumes, partially offset by increased sulphur sales volumes. The nine-month 1993 period reflects charges totaling $7.6 million related to the 1993 restructuring project.

     General and administrative expenses reflect the benefits from the July 1, 1993 formation of IMC-Agrico and other restructuring activities undertaken in 1993. The nine-month 1993 period includes charges totaling $7.3 million resulting from the restructuring project, whereas the nine-month 1994 period benefited from a $2.2 million reduction in the estimated cost of excess office space (originally estimated in the second quarter of 1993 as part of restructuring FTX's administrative organization).

     Interest expense for the three-month 1994 period increased due to a rise in average interest rates between periods and the issuance of the 8 3/4% Senior Subordinated Notes due 2004 (Note 1) which were used to reduce floating-rate borrowings under the bank credit facility, partially offset by a reduction in average debt levels. For the nine-month 1994 period, interest expense reflects the Main Pass sulphur project becoming operational for accounting purposes in July 1993; previously, related interest costs were capitalized.

Agricultural Minerals Operations - FRP's agricultural minerals segment, which includes its fertilizer and phosphate rock operations (conducted through its interest in IMC-Agrico) and its sulphur business, reported third-quarter 1994 operating income of $33.4 million on revenues of $182.2 million compared with a loss of $12.2 million on revenues of $121.7 million for the 1993 period. Operating income for the first nine months of 1994 was $84.8 million on revenues of $531.2 million compared with a loss of $110.2 million on revenues of $464.2 million for the year-ago period. Significant items impacting operating income are as follows (in millions):

                                                       Third        Nine
                                                      Quarter      Months
                                                      -------     -------
Agricultural minerals operating income - 1993         $(12.2)     $(110.2)
                                                      ------      -------
Increases (decreases):
  Sales volumes                                         30.4         12.1
  Realizations                                          34.2         58.5
  Other                                                 (4.1)        (3.6)
                                                      ------      -------
    Revenue variance                                    60.5         67.0
  Cost of sales                                        (16.3)        48.6*
  1993 provision for restructuring charges                -          33.9
  1993 loss on valuation and sale of assets, net        (1.1)        25.5
  General and administrative and other                   2.5         20.0*
                                                      ------      -------
                                                        45.6        195.0
                                                      ------      -------
Agricultural minerals operating income - 1994         $ 33.4      $  84.8
                                                      ======      =======

* The nine-month 1993 period included $17.5 million in cost of sales and $7.3 million in general and administrative expenses resulting from the restructuring project.

     FRP's proportionate share of the IMC-Agrico third-quarter 1994 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, increased 39 percent when compared to the year-ago quarter (16 percent above the second quarter of 1994). Industrywide sales activity benefited from continued strong export demand, particularly by China, and improved domestic activity. This demand caused a reduction in producer inventories, despite a rise in industrywide production, resulting in a continued firming in phosphate fertilizer prices. FRP's current quarter phosphate fertilizer realizations rose 42 percent from the near-20 year lows experienced during the year-ago quarter. Unit production costs benefited from production efficiencies at IMC-Agrico, offset by higher ammonia and sulphur prices. Ammonia prices in the U.S. Gulf are presently $225 per short ton, up approximately $115 per short ton from a year ago. IMC-Agrico's ammonia costs have not risen as sharply due to contractual arrangements and ammonia production at its Faustina, Louisiana plant.

     Strong export demand for phosphate fertilizer products is expected to continue into 1995 with heavy demand from China. The domestic market producer sales are expected to be at normal levels. Reduced domestic acreage planted, due to record crop production causing increased government set-asides, is expected to be offset by improved fertilizer application rates and higher dealer purchases.

     FRP's proportionate share of the IMC-Agrico third-quarter and nine-month 1994 phosphate rock sales volumes increased 3 percent and 13 percent, respectively, from the 1993 periods reflecting the increased demand caused by improved industrywide phosphate fertilizer operations.

     Sulphur production for the 1994 periods increased over the 1993 period levels with Main Pass operations averaging nearly 6,600 tons per day (TPD) during the current quarter (exceeding full design operating rates of 5,500 TPD or approximately 2 million tons per year), helping to lower unit production costs. Production is expected to be maintained near the 6,000 TPD level for the immediate future. Due to the increased Main Pass production, FRP ceased operating the marginally profitable Caminada mine in January 1994, with no material impact on earnings. Sulphur realizations for the 1994 periods were lower, reflecting the decline in prices which occurred throughout 1993. Improved phosphate fertilizer operating rates, coupled with reduced imports from Canada, have resulted in current Tampa market price increases since mid-1994 in the range of $10 to $12 per ton, with Tampa sulphur prices currently above year-ago levels. To the extent U.S. phosphate fertilizer production remains strong, sulphur demand is expected to continue to improve, although the availability of Canadian sulphur limits the potential for significant improvement in prices.

                                     Third Quarter           Nine Months
                               ----------------------   ---------------------
                                   1994        1993       1994         1993
                                ---------   ---------  ---------    ---------
Phosphate fertilizers (short tons)a
  Diammonium phosphate
    Sales:
      Florida                     258,600     220,900    753,100
      Louisiana                   277,000     177,600    733,400
      Other                        64,500      31,800    165,900
                                ---------   ---------  ---------
        Total sales               600,100     430,300  1,652,400    1,769,600
    Average realized price:b
      Florida                     $148.71     $100.94    $143.29
      Louisiana                    154.23      112.03     150.12
  Monoammonium phosphate
    Sales:
      Granular                     81,400      58,700    242,000      369,500
      Powdered                     34,900      22,300    118,100       22,300
    Average realized price:b
      Granular                    $158.21     $115.34    $157.20
      Powdered                     132.12       93.95     126.21
  Granular triple superphosphate
    Sales                         123,700      89,700    356,400      430,300
    Average realized priceb       $115.96      $86.59    $113.05
Phosphate rock (short tons)a
    Sales                       1,062,500   1,026,700  3,073,100    2,708,900
    Average realized priceb        $19.91      $20.20     $21.59
Sulphur (long tons)
    Salesc                        562,900     418,900  1,586,500    1,446,500

a. Certain information prior to the formation of IMC-Agrico was not recorded on a basis consistent with that currently being presented and therefore is not available. Reflects FRP's 46.5 percent share of the IMC-Agrico assets for the year ended June 30, 1994, while FRP received
     58.6 percent of the cash flow generated during such period. FRP's share of the IMC-Agrico assets for the year ended June 30, 1995 is 45.1 percent, while it will receive 55.0 percent of the cash flow.

b.   Represents average realization f.o.b. plant/mine.

c. Includes 189,700 tons and 149,600 tons for the third quarter of 1994 and 1993, respectively, and 564,500 tons and 929,000 tons for the nine-month periods of 1994 and 1993, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.

Oil Operation -
                                 Third Quarter             Nine Months
                               ------------------    ------------------------
                                1994      1993         1994           1993
                               -------  ---------    ---------      ---------
Sales (barrels)                417,900  1,066,100    1,853,000      2,425,300
Average realized price          $14.94     $14.25       $13.34         $15.15
Operating income (in
millions)                          $.2        $.8         $2.2            $.0

     Third-quarter 1994 oil production for the Main Pass joint venture (in which FRP owns a 58.3 percent interest) was hampered by the longer-than-expected drilling of additional wells. As a result, FRP's 1994 net production is currently expected to be 2.5 million barrels. FRP's 1995 net production is currently estimated to approximate 1994 production. Oil realizations continue to reflect the significant price declines which occurred in late 1993; although prices have improved during 1994.
CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first nine months of 1994 was $155.5 million, compared with a use of $28.6 million for the 1993 period, due to increased income from operations and working capital changes. Net cash provided by investing activities was $23.5 million, compared with a use of $9.2 million for the 1993 period, reflecting the early receipt of proceeds from the geothermal notes receivable (reflected in other assets) and lower capital expenditures. Net cash used in financing activities was $192.2 million compared with $39.1 million provided during the 1993 period. The 1994 period reflects a $95.2 million net reduction of borrowings, including the issuance of 8 3/4% Senior Subordinated Notes due 2004 (Note 1), whereas the 1993 period reflects a net increase of $130.0 million. As a result of FRP receiving $22.2 million of the IMC-Agrico third-quarter 1994 distribution before quarter end, cash balances were able to be reduced contributing to the reduction in borrowings.

     In late June 1994, a hole was found in the top of a phosphogypsum storage area at the New Wales, Florida, facility of IMC-Agrico. After reviewing seismic testing performed by an independent consultant, IMC-Agrico submitted to the Florida Department of Environmental Protection a plan to plug the sinkhole and is currently awaiting final approval. The joint venture has accrued for costs to rectify this situation. While there is no evidence that indicates underground water contamination in areas away from the New Wales facility, this issue is being investigated by IMC-Agrico. If this were to be the case, the costs that would be required are uncertain and cannot be estimated at the present. If significant costs were incurred, which IMC-Agrico considers unlikely, a determination would be necessary with respect to the availability of insurance maintained by the joint venture and separately by FRP and with respect to the appropriate sharing of costs pursuant to the agreement between the joint venture partners as it relates to environmental matters.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On October 21, 1994, FRP declared a distribution of 60 cents per publicly held unit ($30.3 million), payable November 15, 1994, bringing the total unpaid distribution to FTX to $335.0 million. Unpaid distributions due FTX will be recoverable from part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The October 1994 distributable cash included $33.7 million from IMC-Agrico. FRP's future distributions will be dependent on the distributions received from IMC-Agrico, which will primarily be determined by prices and sales volumes of its commodities and future cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations.

     In October 1994, FRP announced that it has agreed in principle to acquire Fertiberia, S.L., the restructured nitrogen and phosphate fertilizer business of Ercros, S.A., a Spanish conglomerate. For the past year, FRP has managed this company with the goal of establishing Fertiberia as a financially viable concern. FRP now intends to acquire all of the capital stock of Fertiberia owned by Ercros and its affiliates, which is expected to be in excess of 90 percent of the total outstanding shares, in return for agreeing to make a capital contribution of $11.5 million upon closing and a further contingent payment of $10.0 million on January 1, 1998. The acquisition of Fertiberia, one of the largest fertilizer manufacturers in Europe, is conditioned upon satisfaction of a number of issues, including the removal of liens from its assets, insulation from past pension liabilities, and restructuring of Fertiberia's existing debt such that it will not represent a material burden on Fertiberia's future performance. As part of the agreement, financing has been arranged in the amount of $38.5 million to provide the company with needed financial flexibility and security as it emerges as an independent entity from the Ercros group of companies and their related past financial problems. This financing is nonrecourse to FRP with payment terms depending upon the financial performance of Fertiberia. The closing of the transaction is expected to occur by year end.

     In October 1994, FRP announced that it had entered into an agreement to acquire essentially all of the domestic assets of Pennzoil Company's sulphur division. Under the agreement, Pennzoil will receive quarterly installment payments from FRP over 20 years which are based on the prevailing price of sulphur from time to time. The installment payments may be terminated earlier either by FRP, through the exercise of a call option for $65.0 million, or by Pennzoil, through a put option providing for a $10.0 million payment to Pennzoil. Neither the call option nor the put option may be exercised within the first four years of the agreement. The transaction is subject to a number of conditions including required government approvals.

     FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its existing credit facilities ($275.0 million available under the FRP credit facility as of October 21, 1994). In May 1994, FTX announced that it intends to pursue a plan to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX would make a pro rata distribution of its common stock ownership in Freeport-McMoRan Copper & Gold Inc. (FCX) to the FTX stockholders. The proposed distribution, which will require a series of steps to implement over several months, is contingent on a number of factors. In connection with this restructuring plan, the existing FTX revolving credit agreement in which FRP participates will be replaced with a new facility of FRP and FTX, eliminating any ties to FCX borrowings. The spinoff of FCX will provide greater access to credit markets and reduce financing costs for both FRP and FCX.


                        -------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a)  The list of exhibits appearing on page E-1 hereof and the exhibit immediately following said page are incorporated herein by reference.


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


                                          FREEPORT-McMoRan RESOURCE PARTNERS,
                                          LIMITED PARTNERSHIP
                                            (A Limited Partnership)




                                          By:   /s/ Nancy D. Bonner
                                              ------------------------
                                                 Nancy D. Bonner
                                             Vice President and Controller
                                               (Authorized signatory and
                                             Principal Accounting Officer)



Date:  October 27, 1994

            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP


                                 EXHIBIT INDEX
                                 -------------


                                                               Sequentially
                                                                 Numbered
Number                   Description                               Page
- ------                   -----------                           ------------

27.1      Freeport-McMoRan Resource Partners, Limited
          Partnership Financial Data Schedule