Form 10-K405
period 1994-12-31
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1995-03-22
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994



                         Commission file number 1-9164

      FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP


Organized in Delaware            I.R.S. Employer Identification No. 72-1067072

              1615 Poydras Street, New Orleans, Louisiana  70112

      Registrant's telephone number, including area code:  (504) 582-4000


          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
        Title of Each Class                         Which Registered
        -------------------                         ----------------
Depositary Units                                New York Stock Exchange
8 3/4% Senior Subordinated Notes due 2004       New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Depositary Units held by non-affiliates of the registrant was approximately $754,133,000 on March 10, 1995.


                     Documents Incorporated by Reference

Portions of the registrant's Annual Report to unitholders for the year ended December 31, 1994 (Parts I, II, III and IV).



                        TABLE OF CONTENTS

                                                                         Page


Part I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
  Items 1 and 2.  Business and Properties . . . . . . . . . . . . . .      1
         Introduction . . . . . . . . . . . . . . . . . . . . . . . .      1
         Management . . . . . . . . . . . . . . . . . . . . . . . . .      2
         Agricultural Minerals. . . . . . . . . . . . . . . . . . . .      2
            Fertilizer Business . . . . . . . . . . . . . . . . . . .      2
            Sulphur Business. . . . . . . . . . . . . . . . . . . . .      6
         Oil. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
         Competition. . . . . . . . . . . . . . . . . . . . . . . .        9
         Research and Development . . . . . . . . . . . . . . . . . .     10
         Environmental Matters. . . . . . . . . . . . . . . . . . . .     10
  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     11
  Item 4.  Submission of Matters to a Vote
           of Security Holders. . . . . . . . . . . . . . . . . . . .     11

Part II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
  Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters. . . . . . . . . . . . . .     12
  Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . .     12
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . . .     12
  Item 8.  Financial Statements and Supplementary Data. . . . . . . .     12
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . .     12

Part III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13
  Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . . . . . . . . .     13
  Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . .     14
  Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . . . . . .     14
  Item 13.  Certain Relationships and
            Related Transactions. . . . . . . . . . . . . . . . . . .     17

Part IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
  Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K . . . . . . . . . . . . . . . . .     17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

Index to Financial Statements . . . . . . . . . . . . . . . . . . . .     F-1

Report of Independent Public Accountants. . . . . . . . . . . . . . .     F-1

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .     E-1

                                   PART I


Items 1 and 2.  Business and Properties.
- ----------------------------------------
                                INTRODUCTION

     Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), a Delaware limited partnership organized in 1986, participates in one of the largest and lowest cost phosphate fertilizer producers in the world through its joint venture interest in IMC-Agrico Company, a Delaware general partnership ("IMC-Agrico"). IMC-Agrico's business includes the mining and sale of phosphate rock, the production, distribution and sale of phosphate fertilizers, and the extraction of uranium oxide from phosphoric acid. FRP's business also includes the mining, purchase, transportation, terminaling and sale of sulphur, and the production of oil reserves at Main Pass Block 299 ("Main Pass"), offshore Louisiana in the Gulf of Mexico. For information with respect to industry segments, including export sales and major customers, reference is made to Note 8 to the financial statements of FRP referred to on page F-1 hereof (the "FRP Financial Statements").

     In January 1995, FRP acquired essentially all of the domestic assets of Pennzoil Sulphur Co. ("Pennzoil"), a division of Pennzoil Company, including the Culberson mine in Texas, sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, land and marine transportation equipment and associated commercial contracts and obligations. Pennzoil will receive quarterly payments from FRP over 20 years based on the prevailing price of sulphur.

     In October 1994, FRP announced that it had agreed in principle to acquire Fertiberia, S.L. ("Fertiberia"), the restructured nitrogen and phosphate fertilizer business of Ercros, S.A. ("Ercros"), a Spanish conglomerate. Since September 1993, FRP has managed this company with the goal of establishing Fertiberia as a financially viable concern. FRP intends to continue to work with the Spanish authorities on improving the operations of Fertiberia and eventually to acquire substantially all of Fertiberia's outstanding stock in return for agreeing to make a capital contribution of $11.5 million upon closing of the acquisition and a further contingent payment of $10 million in January 1998. As part of the agreement, $38.5 million of nonrecourse financing has been arranged at Fertiberia with payment terms dependent upon its financial performance. The acquisition of Fertiberia, one of the largest fertilizer manufacturers in Europe, is subject to a number of conditions.


     The Managing General Partners and the Special General Partners of FRP are Freeport-McMoRan Inc. ("FTX"*) and FMRP Inc. ("FMRP"), a wholly owned subsidiary of FTX. The current capitalization of FRP consists of an aggregate 1% basic general partnership interest (the "FRP Basic Interest"), units of limited partnership interest ("FRP Units") of which a portion is deposited with Mellon Bank, N.A., as depositary units ("FRP Depositary Units"), and

- --------------
     *The term "FTX", as used in this report, means Freeport-McMoRan Inc., its divisions, and its direct and indirect subsidiaries and affiliates other than FRP, or any one or more of them, unless the context requires Freeport-McMoRan Inc. only.

additional units of general partnership interest ("FRP Unit Equivalents"). FRP Depositary Units are listed and publicly traded on the New York Stock Exchange ("NYSE"). Unless otherwise indicated, FRP Units, FRP Depositary Units and FRP Unit Equivalents are sometimes hereinafter referred to, individually and collectively, as "Partnership Units".

     Including the FRP Basic Interest, FTX and FMRP, as of March 10, 1995, held Partnership Units representing an approximate 51.4% interest in FRP, with the remaining interest being publicly owned and traded on the NYSE. The public unitholders are entitled, through the cash distribution for the fourth quarter of 1996, to receive minimum quarterly distributions prior to any distribution on the partnership units held by FTX and FMRP. For additional information with respect to FRP distributions, reference is made to Note 3 to the FRP Financial Statements.


                                 MANAGEMENT

     As provided in the FRP partnership agreement, limited partners may not take part in the management of FRP. FTX, as Administrative Managing General Partner, exercises all management powers over the business and affairs of FRP.

     FRP does not have directors. Instead, directors and officers of FTX, along with FRP's elected officers, perform all FRP management functions and
carry out the activities  of FRP.   Such elected officers of  FRP continue to
be employees or officers of FTX or its subsidiaries, but, subject to certain exceptions, are employed principally for the operation of FRP's businesses. Pursuant to the FRP partnership agreement, FTX also furnishes general executive, administrative, financial, accounting, legal, environmental, tax, research and development, sales and certain other services to FRP and is reimbursed by FRP for all direct and indirect costs in connection therewith. FTX and FMRP do
not  receive any  compensation as  general partners  of FRP.    For additional
information with respect to management, reference is made to Note 6 to the FRP Financial Statements.


                      AGRICULTURAL MINERALS

     FRP's agricultural minerals segment consists of FRP's interest in the IMC-Agrico fertilizer business and FRP's sulphur business.


                            Fertilizer Business
                            -------------------
IMC-Agrico Company

     In July 1993, FRP and IMC Fertilizer, Inc., now IMC Global Inc. ("IGL"), contributed their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, distribution and sale of phosphate chemicals, uranium oxide and related products, to IMC-Agrico. At the time, FRP and IGL were among the largest integrated phosphate fertilizer producers in the world and both were among the lowest cost producers. As a result of the formation of IMC-Agrico, FRP expects that it and IGL together will be able to achieve beginning in the 1995/1996 fertilizer year approximately $135 million per year of savings in aggregate production costs and selling, general and administrative expenses. FRP estimates that it and IGL actually realized $90 million of savings in the 1993/1994 fertilizer year. Under the IMC-Agrico Partnership Agreement (the "Partnership Agreement"), IMC-Agrico will distribute quarterly to the Partners Distributable Cash, as defined in the Partnership Agreement, based on sharing ratios that vary from year to year for the first five fiscal years ending June 30, 1998. The sharing ratios are based on the parties' initial projections of their respective contributions to the cash flow of IMC-Agrico and on an equal sharing of the anticipated synergistic savings. For further information, see
Note 2 to the FRP Financial Statements.

     IMC-Agrico is governed by a policy committee (the "Policy Committee") with equal representation from FRP and IGL, which establishes policies relating to the strategic direction of IMC-Agrico and assures that such policies are implemented. The Policy Committee has the sole authority to make certain Major Decisions, as defined in the Partnership Agreement, including the creation of major indebtedness, major acquisitions and dispositions, and approval of budgets, subject to the authority of the Chief Executive Officers of FRP and IGL to resolve disputes.

Phosphate Rock

     IMC-Agrico's phosphate mining operations and production plants are located in Polk, Hillsborough, Hardee and Manatee Counties in central Florida. IMC-Agrico mines phosphate rock for both internal production of phosphoric acid at plants in Florida and Louisiana and phosphate rock sales to external customers under long-term contracts and in the spot market. The rock is reacted with sulphuric acid, produced in part from sulphur from Main Pass, to provide phosphoric acid which is then further processed at IMC-Agrico's fertilizer plants. IMC-Agrico's annual phosphate rock capacity is approximately 31.5 million tons per year and accounts for approximately 54% of U.S. phosphate rock capacity and 18% of world capacity. IMC-Agrico's phosphate rock mines produced 20.9 million tons of phosphate rock in the year ended December 31, 1994, compared to a total production by U.S. phosphate mines of 41.5 million tons of phosphate rock. Production was at less than full capacity in 1994 because of actions to control inventory.

     As of December 31, 1994, FRP, through IMC-Agrico, had proved and probable reserves of 206.7 million short tons, plus an additional 190.2 million short tons of phosphate rock deposits. (Deposits are ore bodies which require additional economic and mining feasibility studies before they can be classified as reserves.) For information with respect to FRP's phosphate rock reserves, reference is made to Note 10 to the FRP Financial Statements. For information concerning FRP's sales of phosphate rock, see "Selected Financial and Operating Data" on page 13 of FRP's 1994 Annual Report to unitholders, which is incorporated herein by reference.

Phosphate Fertilizers

     IMC-Agrico manufactures fertilizer and related products, including sulphuric acid, phosphoric acid, granulated phosphates (principally diammonium phosphate ("DAP"), monoammonium phosphate ("MAP") and granular triple superphosphate ("GTSP")), anhydrous ammonia and urea. IMC-Agrico's fertilizer operations consist of six plants, three in central Florida and three on the Mississippi River in Louisiana. Although certain plants were temporarily idled in 1994 due to weak market conditions, all of the plants were in operation by early 1995.

     IMC-Agrico's plants located in Florida consist of New Wales, Nichols and South Pierce. The New Wales plant, located near Mulberry, Florida, has facilities for the production of sulphuric acid, phosphoric acid, DAP, MAP and GTSP. The Nichols facility, located at Nichols, Florida, has facilities for the production of sulphuric acid, phosphoric acid and DAP. South Pierce, located at Bartow, Florida, has facilities for the production of sulphuric acid, phosphoric acid, GTSP and technical grade DAP and MAP for industrial uses.

     IMC-Agrico's Faustina, Uncle Sam and Taft plants are located in Louisiana. The Faustina plant, located at Donaldsonville, Louisiana, has facilities for the production of anhydrous ammonia, urea, sulphuric acid, phosphoric acid, DAP and MAP. The Uncle Sam plant, located at Uncle Sam, Louisiana, has facilities for the production of sulphuric acid and phosphoric acid. The Taft plant, located at Taft, Louisiana, has facilities for the manufacture of DAP and MAP.

     IMC-Agrico's plants have an estimated annual sustainable capacity to produce 530,000 tons of anhydrous ammonia, 260,000 tons of urea, approximately
10.4 million tons of sulphuric acid, and approximately 8.2 million tons of granulated phosphates. IMC-Agrico's phosphoric acid capacity is approximately
4.0 million tons of contained P2O5*, approximately 32% of U.S. production capacity and 11% of world capacity. In 1994 IMC-Agrico produced approximately
10.2 million tons of sulphuric acid, 3.7 million tons of  phosphoric acid, and
7.1 million tons of granulated phosphates. For information concerning FRP's sales of phosphate fertilizers, see "Selected Financial and Operating Data" on page 13 of FRP's 1994 Annual Report to unitholders, which is incorporated herein by reference.

     Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of phosphate fertilizers. Phosphate rock is supplied by IMC-Agrico's Florida mines. FRP and IGL both have interests in a joint venture which began mining sulphur reserves at Main Pass in April 1992. FRP continues to operate the Main Pass joint venture through Freeport Sulphur Company ("FSC"), its sulphur division. FRP and IGL entered into an agreement to supply IMC-Agrico with its sulphur requirements. FRP supplies its share of the requirements through FSC. IGL supplies its share of the requirements through its share of Main Pass production and purchases from third parties. IMC-Agrico's ammonia needs are fulfilled primarily by third party domestic suppliers under long-term contracts and by internal production at its Faustina plant.

- ---------------
*P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

Marketing

     Since July 1993, all fertilizer marketing functions for FRP have been handled by IGL on behalf of IMC-Agrico. IMC-Agrico markets products throughout the eastern two-thirds of the United States in the domestic market and, primarily through the American Phosphate Export Association ("Amphos"), a Webb-Pomerene association, overseas. Phoschem and Phosrock, the primary units of Amphos, market phosphate chemical fertilizers and phosphate rock, respectively, for IMC-Agrico and other U.S. firms. Effective January 1995, the marketing activities of Phoschem have been consolidated into those of its member companies with IMC-Agrico marketing DAP, MAP and GTSP for the members. This change will allow IMC-Agrico to interface directly with its major international customers and better pursue growth and marketing opportunities.

     In 1994 IMC-Agrico used approximately 59% of its phosphate rock shipments at its plants in Florida and Louisiana, with most of the balance being sold in the domestic market. Approximately half of IMC-Agrico's phosphate fertilizer shipments in 1994 were sold in the domestic market, with the balance sold abroad.

     Although phosphate fertilizer sales do not vary significantly from month to month, the largest sales periods occur prior to the fall and spring planting
of crops.   Historically,  domestic sales decline  somewhat after the  spring planting season but this drop in domestic sales occurs at a time when major international buyers purchase product for mid-year delivery.

     World phosphate prices declined to a nearly 20 year low during mid-1993, due to a number of factors, including a significant decline in import demand by China; a sharp increase to record levels of U.S. producer held stocks of finished phosphate fertilizers; intense competition in offshore markets traditionally served by U.S. producers, particularly MAP from the former Soviet Union; unsettled import policies in other key overseas markets such as China and India and continued lower demand in Europe. Prices significantly improved during 1994 as China returned to the market purchasing record volumes. FRP believes that the price outlook for phosphate fertilizers has improved substantially based in part on this return by China to the marketplace at more traditional volume levels, a significant reduction in the stocks of finished phosphate materials held by producers (in spite of near maximum industry operating rates) and stable domestic demand.

Uranium

    The phosphate rock used in the production of phosphoric acid contains small amounts of uranium. At its uranium extraction facilities, IMC-Agrico extracts and processes uranium oxide ("yellowcake") as a by-product of phosphoric acid. Production of yellowcake is dependent on the quantity and uranium content of phosphoric acid produced by its host plants. Yellowcake, after further processing, is used as a fuel by electric utilities. Although IMC-Agrico has the capacity to extract yellowcake at several phosphoric acid plants, production has been suspended at certain of the plants because of the depressed market price of yellowcake and, at present, uranium does not significantly contribute to IMC-Agrico's revenues.

Operating and Environmental Hazards

     The production of fertilizers involves the handling of chemicals, some of which may have the potential, if released in sufficient quantities, to expose IMC-Agrico to certain liabilities. However, IMC-Agrico has a program in place to minimize the potential for such releases. FRP, through FTX, and IMC-Agrico carry insurance for certain of these risks, and management believes that the types and limits of such insurance coverages are adequate and consistent with prudent business practices.

                              Sulphur Business
                              ----------------

     FRP, through FSC, is involved in the mining, purchase, transportation, terminaling and sale of sulphur. In January 1995, FRP acquired essentially all of the domestic assets of Pennzoil, including the Culberson mine in Texas, sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, land and marine transportation and equipment and associated commercial contracts and obligations. As a result, substantially all of FRP's sulphur mining assets are located in the Gulf of Mexico offshore Louisiana and in Culberson County, Texas.

Production

     In January 1994, production ceased at FRP's Caminada sulphur mine, leaving at that time the Main Pass sulphur mine, located in federal waters in the Gulf of Mexico, as FRP's only producing sulphur mine. The Main Pass mine utilizes the Frasch Mining process, which involves the drilling of wells and the injection of superheated water into the underground sulphur deposit to melt the solid sulphur, which is then brought to the surface in liquid form. FRP has been using the Frasch process for over 80 years. FRP has also developed technology which allows it to use sea water in the Frasch process. FRP is not aware of any other company that has developed Frasch sulphur mines using superheated sea water.

     Main Pass, discovered by FRP in 1988, currently has the highest production rate of any sulphur mine in the world and the largest existing Frasch sulphur reserve in North America. The Main Pass offshore complex, more than a mile in length, is one of the largest structures of its type in the world and the largest in the Gulf of Mexico. The Main Pass mine, which began initial production at minimal levels in the second quarter of 1992, is estimated to contain proved recoverable sulphur reserves totaling 70.3 million long tons (41.0 million long tons net to FRP) at December 31, 1994. The mine is owned 58.3% by FRP, 25% by IGL and 16.7% by Homestake Sulphur Company ("Homestake"). The development and production of the Main Pass reserves are being conducted by FTX, through FSC, on behalf of FRP, as operator of the Main Pass joint venture, pursuant to a management services agreement. FTX completed development of Main Pass in 1993. Sulphur production reached design production capacity of 5,500 long tons per day (approximately 2 million long tons per year) on schedule in December 1993 and has since sustained production above that level. During 1994 production averaged 6,200 long tons per day as FTX focused on increasing and sustaining production of Main Pass while implementing new strategies to strengthen operating efficiencies and lower costs. Main Pass is subject to a 12.5% federal royalty based on net mine revenues. For additional information with respect to FRP's sulphur reserves, reference is made to Note 10 to the FRP Financial Statements.

     The primary fuel source at Main Pass is natural gas. A contract with an initial term of 20 years, effective from April 1992, was executed for the purchase of natural gas at market based prices.

     FRP currently supplements its sulphur production by purchasing from third party sources. This sulphur is purchased from companies which recover sulphur in the production of oil and natural gas and the refining of petroleum products.

Marketing

     Sulphur produced by FRP at Main Pass is transported by barge to its storage, handling and shipping facilities located at Port Sulphur, Louisiana. Sulphur production from FRP's Culberson mine is transported in liquid form by unit train to Galveston. At both Port Sulphur and Galveston, sulphur purchased from others or transported for others may also be received. Sulphur is transported from Port Sulphur by barge to IMC-Agrico and customer plants on the Mississippi River. Molten sulphur is also transported from Galveston and Port Sulphur by tanker to FRP's terminals at Tampa. Similar facilities at Pensacola, Florida are used for storage, handling and shipping of sulphur purchased from others or transported for others. FRP also processes and transports for a fee both IGL's and Homestake's share of Main Pass sulphur and serves as marketing agent for Homestake.

     FRP's sulphur is used in the manufacture of sulphuric acid, which, in turn, is primarily used to produce phosphoric acid, the basic material for the production of phosphate fertilizers. The phosphate fertilizer industry, including the IMC-Agrico phosphate facilities, accounts for approximately 92% of FRP's total sulphur sales. A small number of companies consume a large portion of the total sulphur consumed in the United States. Substantially all of the sulphur sold by FRP is supplied under contracts having a term of one to three years. FRP has entered into a long-term contract to supply IMC-Agrico with sulphur. For additional information with respect to FRP's sales of sulphur, reference is made to "Selected Financial and Operating Data" appearing on page 13 of FRP's 1994 Annual Report to unitholders.

     Globally, approximately 62% of annual sulphur demand arises from the production of fertilizers, principally phosphate fertilizers. Improved phosphate fertilizer operating rates, coupled with reduced imports, resulted in sulphur price increases in Tampa, Florida since mid-1994. To the extent U.S. phosphate fertilizer production remains strong, improved sulphur demand is expected to continue, although the availability of Canadian sulphur limits the potential for significant price increases.

                                     OIL

     The Main Pass project also contains oil* reserves associated with the same caprock reservoir at Main Pass as the sulphur reserves. The development and production of these Main Pass reserves are being conducted by FTX on behalf of FRP, as operator of the joint venture, pursuant to a management services agreement. Oil production commenced in the fourth quarter of 1991 and averaged approximately 14,400 barrels of oil per day ("BOPD") during 1994. As of December 31, 1994, FRP estimates that remaining proved recoverable oil reserves at Main Pass are 15.5 million barrels (7.3 million barrels net to FRP). FRP is engaged in oil operations only at Main Pass and does not currently intend to pursue oil operations that are not related to Main Pass.

     For information relating to estimates of FRP's net interests in proved oil reserves as of December 31, 1994, reference is made to Note 10 to the FRP Financial Statements. No favorable or adverse event or major discovery has occurred since December 31, 1994, that FRP believes would cause a significant change in estimated proved reserves.

Production and Marketing Conditions

     Since completion of development drilling in mid-April 1993, oil production for the Main Pass joint venture has increased significantly and averaged over 15,000 BOPD for December 1994. Because of the complexities of producing sour crude in an offshore environment, periodic curtailments down to 5,500 BOPD may be required to perform maintenance repairs. The Company's share of oil production was approximately 2.5 million barrels for 1994. Production in 1995 is expected to approximate that of 1994, with the anticipated drilling of additional wells expected to partially offset declining reservoir production. Production is expected to decline thereafter. For information concerning FRP's sales of oil during the year ended December 31, 1994, reference is made to "Selected Financial and Operating Data" appearing on page 13 of FRP's 1994 Annual Report to unitholders, incorporated herein by reference. For information concerning the interaction between concurrent oil and sulphur production, see "Sulphur Business" above.

     Oil prices have historically exhibited, and can be expected to continue to exhibit, volatility as a result of such factors as political uncertainty in the Middle East, actions of the Organization of Petroleum Exporting Countries and changes in worldwide weather and economic conditions. Main Pass oil contains sulphur and is generally heavier than other Gulf Coast crude oils. As a result, it sells at a discount relative to Gulf Coast crude oils containing less sulphur and to lighter grade crude oils.

Acreage

     FRP's interest in Main Pass, in federal waters offshore Louisiana, constitutes the only oil property owned by FRP. The property consists of

- -------------
     *As used in this portion of the report, "oil" refers to crude oil, condensate and natural gas liquids.

1,125 gross acres (656 acres net to FRP) and is fully developed within the meaning of governmental reporting requirements.

     FRP possesses a leasehold interest in its Main Pass oil property which is maintained by production and will remain in effect until production and drilling and development operations cease. FRP believes that the lease terms are sufficient to allow for reasonable development of the reserves.

Operating Hazards

     FRP's oil activities are subject to all of the risks normally incident to the development and production of sour oil, including blowouts, cratering and fires, each of which could result in injury to personnel and/or damage to property. Additionally, offshore operations are subject to marine perils, including hurricanes and other adverse weather conditions. FRP, through FTX, carries insurance for certain of these risks, and management believes that the types and limits of such insurance coverages are adequate and consistent with prudent business practices.

Government Regulation

     Domestic oil operations are subject to extensive state and federal regulation. Compliance is often burdensome, and failure to comply carries substantial penalties. The heavy and increasing regulatory burden on the oil industry increases the cost of doing business and, consequently, affects profitability.

     Federal laws and regulations impose liability upon the lessee under a federal lease for the cost of cleanup of pollution resulting from a lessee's operations, and such lessee could be subject to liability for pollution damages. A serious incident of pollution may also result in a requirement to suspend or cease operations in the particular area. FRP, through FTX, carries insurance against some, but not all, of these risks. For further information with respect to environmental risks and FRP's responses thereto, see "Environmental Matters" below.


                           COMPETITION

    The  fertilizer   and  phosphate   rock  mining  industries   are  highly
competitive. In these global businesses, IMC-Agrico faces stiff competition from overseas producers, most of which are state supported, especially those in North Africa, and most recently those in the former Soviet Union. In the United States, IMC-Agrico competes against a number of major phosphate fertilizer producers, including large cooperatives. FRP, through IMC-Agrico, is one of the largest and lowest cost producers of phosphate rock and the
largest  integrated producer  of phosphate  fertilizers in  the world.   FRP's
significant phosphate rock and sulphur reserves and production, through IMC-Agrico and FSC, substantially reduce the sensitivity of its phosphate fertilizer costs to changes in raw material prices. The strategic location of fertilizer operations on the Mississippi River system reduces transportation costs for finished products sold in the Midwest farmbelt. FRP believes that its internal production of raw materials, through FSC and IMC-Agrico, and the strategic location of IMC-Agrico's operations provide it with a competitive
advantage  over other United  States based producers.   The acquisition of the
Pennzoil sulphur assets enhances FRP's competitive position with regard to the raw material requirements of its phosphate fertilizer operations and to the reduction of operating costs.

     In 1994, two companies operating domestic Frasch sulphur mines accounted for approximately 24% of total domestic consumption of sulphur in all forms. Domestic recovered sulphur, produced by more than 50 companies at more than 130 refineries and gas treatment plants, supplied approximately 50%, while imported sulphur, primarily from Canada and Mexico, accounted for approximately 12% of domestic sulphur consumption. The remaining 14% of domestic sulphur consumption was met in the form of sulphuric acid produced in metals smelting operations and from imported sulphuric acid. FRP's production of sulphur accounts for approximately 22% of domestic and 6% of world elemental sulphur production for the year ended December 31, 1994. With the achievement of full operations at Main Pass at the end of 1993, FRP became the largest Frasch sulphur producer in the world.

     A   large  number  of  companies  and  individuals  are  engaged  in  the
development and production of oil.   Many of these companies possess financial
resources equal to or greater than those of FRP.

                        RESEARCH AND DEVELOPMENT

     In 1993, FTX contracted with Crescent Technology, Inc. ("Crescent") to furnish engineering consulting, research and development, environmental and safety services to FTX. Crescent owns and operates laboratory and pilot plant facilities at Belle Chasse, Louisiana, where mineral analyses, metallurgical work and other research and testing are conducted which contribute to FTX's commercial operations, including those of FRP. Additionally, Crescent maintains engineering consulting and mine development groups in New Orleans, Louisiana, which provide the engineering consulting, environmental services and design and construction supervision activities required to implement new ventures and apply improvements to existing operations of FRP.

                          ENVIRONMENTAL MATTERS

     FTX and FRP have a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, FTX has conducted preoperational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. FTX's Environmental Policy commits its operations to full compliance with applicable laws and regulations. FTX has contracted with Crescent to develop and implement corporatewide environmental programs that include the activities of FRP and to study and implement methods to reduce discharges and emissions.

     FRP's operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Exploration, mining, development and production of natural resources, and the chemical processing operations of IMC-Agrico, like similar operations of other companies, may affect the environment. Moreover, such operations may involve the extraction, handling, production, processing, treatment, storage, transportation and disposal of materials and waste products which, under certain conditions, may be toxic or hazardous and expressly regulated under environmental laws. Present and future environmental laws and regulations applicable to the operations of FRP or IMC-Agrico may require substantial capital expenditures or affect their operations in other ways that cannot now be accurately predicted.

     FRP has made, and continues to make, expenditures at its operations for protection of the environment. In 1992, at a cost of $35.7 million, FRP completed the replacement of two sulphuric acid production units at an existing fertilizer plant thereby substantially reducing air emissions and increasing plant efficiency. As successor to FRP, IMC-Agrico completed at the end of 1993, at a cost of $27 million, an innovative drainage and cover plan for phosphogypsum storage areas in Louisiana to substantially reduce substances in wastewater discharged from its fertilizer operations, while at the same time increasing the capacity of these storage areas.

     Continued government and public emphasis on environmental matters can be expected to result in increased future investments for environmental controls. On analyzing its operations and those of IMC-Agrico in relation to current and anticipated environmental requirements, FRP does not expect that these investments will have a significant impact on its future operations or financial condition. For additional information concerning environmental matters, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 11 and 14 through 16, of FRP's 1994 Annual Report to unitholders, which is incorporated herein by reference.

Item 3.  Legal Proceedings.
- --------------------------
     Although FRP may be from time to time involved in various legal proceedings of a character normally incident to the ordinary course of its businesses, FRP believes that potential liability in any such pending or threatened proceedings would not have a material adverse effect on the financial condition or results of operations of FRP. FRP, through FTX, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverages customary in its businesses, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------
     Not applicable.


                             PART II

Item  5.   Market  for  Registrant's  Common Equity  and  Related Stockholder
- -----------------------------------------------------------------------------
           Matters.
           -------
     The  information set  forth  under the  captions  "FRP Units"  and  "Cash
Distributions", on the inside back cover of FRP's 1994 Annual Report to unitholders is incorporated herein by reference. As of March 10, 1995, there were 17,453 record holders of FRP Units.

Item 6.  Selected Financial Data.
- --------------------------------

     The information set forth under the caption "Selected Financial and Operating Data" on page 13 of FRP's 1994 Annual Report to unitholders is incorporated herein by reference.

     FRP's ratio of earnings to fixed charges for each of the years 1990 through 1994 inclusive, was 16.5x, 4.4x, 1.0x, a shortfall of $233.5 million and 3.2x, respectively. For purposes of this calculation, earnings are income from continuing operations before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.

Item  7.    Management's  Discussion and  Analysis  of  Financial Condition and
- -------------------------------------------------------------------------------
            Results of Operations.
            ---------------------

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 8 through 11 and 14 through 16, of FRP's 1994 Annual Report to unitholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
- ----------------------------------------------------
     The financial statements of FRP, the notes thereto and the report thereon of Arthur Andersen LLP, appearing on pages 17 through 27 inclusive, of FRP's 1994 Annual Report to unitholders, are incorporated herein by reference.

Item  9.    Changes  in  and  Disagreements  with  Accountants on Accounting and
- --------------------------------------------------------------------------------
           Financial Disclosure.
           --------------------

     Not applicable.


                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.
- ------------------------------------------------------------

     FRP has no directors; instead, the general partners in FRP, FTX and FMRP, perform comparable functions for FRP. In addition to the elected executive officers of FRP (the "Elected FRP Executive Officers"), certain employees of the general partners have management responsibilities with respect to FRP and are thus deemed by FRP to be executive officers of FRP (the "Designated FRP Executive Officers") for purposes of the federal securities laws.

     The following table shows, as of March 15, 1995, the names, ages, positions with the general partners and principal occupations of the Elected FRP Executive Officers and the Designated FRP Executive Officers (collectively, the "FRP Executive Officers"):


     Name              Age   Positions and Principal Occupations
     ----              ---   -----------------------------------
Richard C. Adkerson    48    Senior Vice President of FTX.

John G. Amato          51    General Counsel of FRP.  General Counsel of FTX.
                             Director of FMRP.

Richard H. Block       44    Senior Vice President - Fertilizer Operations of
                             FRP.  Senior Vice President of FTX.

Thomas J. Egan         50    Senior Vice President of FTX.

Robert B. Foster       51    Senior Vice President - Sulphur Operations of
                             FRP.

Charles W. Goodyear    37    Senior Vice President - Finance and Accounting
                             and Chief Financial Officer of FRP.  Senior Vice
                             President of FTX.  Director of FMRP.

W. Russell King        45    Senior Vice President of FTX.

Rene L. Latiolais      52    President and Chief Executive Officer of FRP.
                             Director, President, and Chief Operating
                             Officer of FTX. Director, Chairman of the Board, and President of FMRP.

George A. Mealey       61    Executive Vice President of FTX.  Director,
                             President, and Chief Executive Officer of
                             Freeport-McMoRan Copper & Gold Inc., a subsidiary of FTX.

James R. Moffett       56    Director, Chairman of the Board, and Chief
                             Executive Officer of FTX.

     All of the individuals above have served FTX or FRP in various executive capacities for at least the last five years.

     All  Elected FRP Executive Officers and all  officers of FTX serve at the
pleasure of the Board of Directors of FTX.   All officers of FMRP serve at the
pleasure of the Board of Directors of FMRP.

     According to (i) the Forms 3 and 4 and any amendments thereto filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") and furnished to FRP during 1994 by persons subject to Section 16 at any time during 1994 with respect to securities of FRP ("FRP Section 16 Insiders"), (ii) the Forms 5 with respect to 1994 and any amendments thereto filed pursuant to Section 16 and furnished to FRP by FRP Section 16 Insiders, and (iii) the written representations from certain FRP Section 16 Insiders that no Form 5 with respect to the securities of FRP was required to be filed by such FRP Section 16 Insider, respectively, with respect to 1994, no FRP
Section 16 Insider failed to file altogether or timely any Forms 3, 4, or 5 required by Section 16 with respect to the securities of FRP or to disclose on such Forms transactions required to be reported thereon.

Item 11.  Executive Compensation.
- --------------------------------

     FRP does not employ any of the FRP Executive Officers, nor does it compensate them for their services. The FRP Executive Officers are either employed or retained by FTX. The President and Chief Executive Officer of FRP, Rene L. Latiolais, is employed by FTX. The four most highly compensated FRP Executive Officers other than Mr. Latiolais are James R. Moffett, Richard
C. Adkerson, Charles W. Goodyear, and Robert B. Foster; they are also employed by FTX. The determination as to which FRP Executive Officers were the most highly compensated was made by reference to the total annual salary and bonus for 1994 of each of the FRP Executive Officers employed by FTX that was allocated to FRP by FTX pursuant to the FRP partnership agreement on the basis of time devoted to FRP activities.

      The services of all the FRP Executive Officers and the services of the other officers of FRP are provided to FRP by FTX under the FRP partnership agreement. FRP reimburses FTX at FTX's cost, including allocated overhead, for such services. All the FRP Executive Officers are compensated exclusively by FTX for their services to FRP. All the FRP Executive Officers are eligible to participate in certain FTX benefit plans and programs. The total costs to FTX for the FRP Executive Officers, including the costs borne by FTX with respect to such plans and programs, are allocated to FRP, to the extent practicable, in proportion to the time spent by such FRP Executive Officers on FRP affairs. No other payment is made by FRP to FTX for providing such compensation and benefit plans and programs to the FRP Executive Officers.

     Reference  is made  to  the  information  set  forth  under  the  caption
"Management" above and to the information set forth in Note 6 to the FRP Financial Statements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
- ------------------------------------------------------------------------
     According to information furnished by each of the persons known to FRP to be a beneficial owner of more than 5% of Partnership Units, the number of Partnership Units beneficially owned by each of them as of December 31, 1994, was as follows:

                                      Number of
                                  Partnership Units         Percent
                                     Beneficially              of
Name and Address of Person              Owned                Class
- --------------------------              -----                -----
Freeport-McMoRan Inc.               52,167,657(a)             50.9%
1615 Poydras Street
New Orleans, Louisiana 70112

Vanguard/Windsor Fund, Inc.          5,798,300(b)              5.7%
Post Office Box 2600
Valley Forge, Pennsylvania 19482-2600

- ---------------
(a)  These  Partnership  Units  consist of  17,741  FRP  Depositary Units  and
     52,149,916  FRP Unit  Equivalents.   FTX has  sole voting  and investment
     power with respect to such Partnership Units.

(b) Vanguard/Windsor Fund, Inc. has sole voting power and shared investment power as to all 5,798,300 Partnership Units.

     The other general partner in FRP, FMRP, did not own beneficially any Partnership Units as of December 31, 1994.

     According to information furnished by each of the Elected FRP Executive Officers and the Designated FRP Executive Officers (collectively, the "FRP Executive Officers"), the number of FRP Depositary Units and shares of FTX common stock ("FTX Shares") beneficially owned by each of them as of December 31, 1994, was as follows:

                                     Number of                  Number of
                               FRP Depositary Units             FTX Shares
Name of Individual                 Beneficially                Beneficially
or Identity of Group                 Owned(a)                    Owned(a)
- --------------------                 --------                    --------
Richard C. Adkerson                      0                     289,170(b)(c)
Robert B. Foster                        41                     118,308(b)
Charles W. Goodyear                      0                     284,893(b)(d)
Rene L. Latiolais                      617(e)                  640,893(b)
James R. Moffett                    65,439(f)                3,551,945(b)(f)

10 FRP Executive
   Officers as a group,
   including those
   persons named above              76,546(g)                5,971,120(g)

- ---------------
(a) Except as otherwise noted, the individuals referred to have sole voting and investment power with respect to such FRP Depositary Units and FTX Shares. With the exception of Mr. Moffett, who beneficially owns 2.6% of the outstanding FTX Shares, each of the individuals referred to holds less than 1% of the outstanding FRP Depositary Units and FTX Shares, respectively.

(b) Includes FTX Shares held by the trustee under the Employee Capital Accumulation Program of FTX, as follows: Mr. Adkerson, 3,423 FTX Shares; Mr. Foster, 711 FTX Shares; Mr. Goodyear, 2,742 FTX Shares; Mr. Latiolais, 16,022 FTX Shares; Mr. Moffett, 23,742 FTX Shares; all FRP Executive Officers as a group (9 persons), 86,084 FTX Shares. Also includes FTX Shares that could be acquired within 60 days after December 31, 1994 upon the exercise of options granted pursuant to the employee stock option plans of FTX, as follows: Mr. Adkerson, 282,087 FTX Shares; Mr. Foster, 100,747 Shares; Mr. Goodyear, 282,087 FTX Shares; Mr. Latiolais, 454,898 FTX Shares; Mr. Moffett, 2,016,805 FTX Shares; all FRP Executive Officers as a group (10 persons), 4,024,586 FTX Shares.

(c) Includes 776 FTX Shares that may be acquired upon the conversion of 6.55% Convertible Subordinated Notes due January 15, 2001 of FTX held in trust for the benefit of Mr. Adkerson and 2,884 FTX Shares that may be acquired upon the conversion of Zero Coupon Convertible Subordinated Debentures due 2006 of FTX held in trust for the benefit of Mr. Adkerson.

(d) Includes 64 FTX Shares held in a retirement account for the benefit of Mr. Goodyear.

(e) Includes 483 FRP Depositary Units held for the benefit of Mr. Latiolais by the custodian under FRP's Depositary Unit Reinvestment Plan.

(f) Includes a total of 39,600 FRP Depositary Units and 214,648 FTX Shares held for the benefit of a trust with respect to which Mr. Moffett and an FRP Executive Officer, as co-trustees of such trust, have sole voting and investment power but have no beneficial interest therein. Mr. Moffett and such FRP Executive Officer disclaim beneficial ownership of such FRP Depositary Units and FTX Shares held for the benefit of such trust.
     Includes a total of 25,839 FRP Depositary Units and 85,140 FTX Shares held for the benefit of two trusts created by Mr. Moffett for the benefit of his two children, who are adults. An FRP Executive Officer and another individual, as co-trustees of the two trusts, have sole voting and investment power with respect to such FRP Depositary Units and FTX Shares held for the benefit of such trusts but have no beneficial interest therein. Mr. Moffett and such FRP Executive Officer disclaim beneficial ownership of such FRP Depositary Units and FTX Shares held for the benefit of such trusts. Includes a total of 88,000 FTX Shares held for the benefit of a trust created by Mr. Moffett for the benefit of an educational fund and his two children, who are adults. An FRP Executive Officer and another individual, as co-trustees of such trust, have sole voting and investment power with respect to such FTX Shares held for the benefit of such trust but have no beneficial interest therein. Mr. Moffett and such FRP Executive Officer disclaim beneficial ownership of such FTX Shares held for the benefit of such trust.

(g) See notes (b) through (f) above. Includes 6 FRP Depositary Units and 1,516 FTX Shares held in trust for the benefit of one of the FRP Executive Officers, 92 FTX Shares held in trust for the benefit of the spouse of such FRP Executive Officer as to which beneficial ownership is disclaimed, and a total of 2,300 FTX Shares held by such FRP Executive Officer as custodian as to which beneficial ownership is disclaimed. These total numbers of FRP Depositary Units and FTX Shares represent less than 1% of the outstanding FRP Depositary Units and approximately 4.2% of the outstanding FTX Shares, respectively.

Item 13.  Certain Relationships and Related Transactions.
- --------------------------------------------------------

     Reference is made to the information set forth under the caption "Management" above, to the information set forth in Item 11 above and to the information set forth in Note 6 to the FRP Financial Statements.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  on Form 8-K.
- --------------------------------------------------------------------------
     (a)(1), (a)(2), and (d). Financial Statements. Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

     (a)(3) and (c). Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.

     (b).  Reports  on Form 8-K.   No reports  on Form 8-K  were filed by  the
     registrant during the fourth quarter of 1994.


                            SIGNATURES
                            ----------
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1995.


                                       FREEPORT-McMoRan RESOURCE
                                       PARTNERS, LIMITED PARTNERSHIP

                                       By: FREEPORT-McMoRan INC.,
                                           Its Administrative Managing
                                           General Partner

                                       By: /s/ James R. Moffett
                                          ---------------------
                                           James R. Moffett
                                           Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1995.


/s/ Rene L. Latiolais                  President and Chief Executive Officer
- ---------------------
Rene L. Latiolais                        of Freeport-McMoRan Resource
                                         Partners, Limited Partnership and
                                         Director of Freeport-McMoRan Inc.
                                         (Principal Executive Officer)

/s/ Charles W. Goodyear                Senior Vice President and Chief
- -----------------------
Charles W. Goodyear                      Financial Officer of Freeport-McMoRan
                                         Resource Partners, Limited
                                         Partnership
                                         (Principal Financial Officer)

/s/ Nancy D. Bonner                      Vice President and Controller of
- -------------------
Nancy D. Bonner                          Freeport-McMoRan Resource Partners,
                                         Limited Partnership
                                         (Principal Accounting Officer)

Robert W. Bruce III*                   Director of Freeport-McMoRan Inc.

Thomas B. Coleman*                     Director of Freeport-McMoRan Inc.

William H. Cunningham*                 Director of Freeport-McMoRan Inc.

Robert A. Day*                         Director of Freeport-McMoRan Inc.

William B. Harrison, Jr.*              Director of Freeport-McMoRan Inc.

Henry A. Kissinger*                    Director of Freeport-McMoRan Inc.

Bobby Lee Lackey*                      Director of Freeport-McMoRan Inc.

Gabrielle K. McDonald*                 Director of Freeport-McMoRan Inc.

/s/ James R. Moffett                 Director, Chairman of the Board
- --------------------
James R. Moffett                       and Chief Executive Officer
                                       of Freeport-McMoRan Inc.

George Putnam*                         Director of Freeport-McMoRan Inc.

B. M. Rankin, Jr.*                     Director of Freeport-McMoRan Inc.

Benno C. Schmidt*                      Director of Freeport-McMoRan Inc.

J. Taylor Wharton*                     Director of Freeport-McMoRan Inc.

Ward W. Woods, Jr.*                    Director of Freeport-McMoRan Inc.



*By: /s/ James R. Moffett
     --------------------
     James R. Moffett
     Attorney-in-Fact





                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

     The financial statements of FRP, the notes thereto, and the report thereon of Arthur Andersen LLP, appearing on pages 17 through 27, inclusive, of FRP's 1994 Annual Report to unitholders are incorporated by reference.

     The financial statement schedules listed below should be read in conjunction with such financial statements contained in FRP's 1994 Annual Report to unitholders.


                                                                    Page
                                                                    ----
      Report of Independent Public Accountants...................... F-1
      III-Condensed Financial Information of Registrant............. F-2
      VIII-Valuation and Qualifying Accounts........................ F-5


    Schedules other than those listed above have been omitted, since they are either not required, not applicable or the required information is included in the financial statements or notes thereof.


                                  *    *    *

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


    We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1993 included in Freeport-McMoRan Resource Partners, Limited Partnership's annual report to unitholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules for the years ended December 31, 1994, 1993 and 1992 have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            Arthur Andersen LLP



New Orleans, Louisiana,
  January 24, 1995




            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS

                                                            December 31,

                                                      ------------------------
                                                          1994         1993
                                                       ----------   ----------
                                                           (In Thousands)
ASSETS
Current assets:
Cash and short-term investments                        $    8,409   $    5,300
Accounts receivable:
  Customers                                                 9,359        6,193
  Other                                                    12,134       12,811
Inventories:
  Products                                                 25,443       31,458
  Materials and supplies                                    6,150        7,877
Prepaid expenses and other                                    273          273
                                                       ----------   ----------
  Total current assets                                     61,768       63,912
Property, plant and equipment-net                         506,590      530,568
Investment in IMC-Agrico                                  397,937      494,883
Other assets                                               43,256       91,174
                                                       ----------   ----------
Total assets                                           $1,009,551   $1,180,537
                                                       ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities               $   29,877   $   37,175
Current portion of long-term debt                            -            -
                                                       ----------   ----------
  Total current liabilities                                29,877       37,175
Long-term debt, less current portion                      355,000      475,900
Reclamation and mine shutdown reserves                     58,762       58,896
Accrued postretirement benefits and other
  liabilities                                             118,252      116,162
Partners' capital                                         447,660      492,404
                                                       ----------   ----------
Total liabilities and partners' capital                $1,009,551   $1,180,537
                                                       ==========   ==========

The footnotes contained in FRP's 1994 Annual Report to unitholders are an integral part of these statements.




            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS

                                                 Years Ended December 31,

                                            ---------------------------------
                                               1994         1993       1992
                                             --------    ---------   --------
                                                      (In Thousands)
Revenues                                     $111,185    $ 424,717   $877,058
Cost of sales:
Production and delivery                        61,211      344,944    652,169
Depreciation and amortization                  38,825       81,521    119,259
                                             --------    ---------   --------
  Total cost of sales                         100,036      426,465    771,428
Exploration expenses                             -           3,092      5,814
Provision for restructuring charges              -          33,947       -
Loss on valuation and sale of assets, net        -         114,802       -
General and administrative expenses            28,949       58,660     79,073
                                             --------    ---------   --------
  Total costs and expenses                    128,985      636,966    856,315
                                             --------    ---------   --------
Operating income (loss)                       (17,800)    (212,249)    20,743
Interest expense, net                         (32,297)     (12,293)      (869)
Equity in earnings of IMC-Agrico              136,671        1,037       -
Other income, net                              (2,608)       1,094        337
                                             --------    ---------    -------
Income (loss) before changes in
  accounting principle                         83,966     (222,411)    20,211
Cumulative effect of changes in
  accounting principle                           -         (23,700)      -
                                             --------    ---------   --------
Net income (loss)                            $ 83,966    $(246,111)  $ 20,211
                                             ========    =========   ========

The footnotes contained in FRP's 1994 Annual Report to unitholders are an integral part of these statements.




            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOW

                                                 Years Ended December 31,
                                              -------------------------------
                                                 1994       1993       1992
                                               --------  ---------   --------
                                                       (In Thousands)
Cash flow from operating activities:
Net income (loss)                              $ 83,966  $(246,111)  $ 20,211
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Cumulative effect of changes in
    accounting principle                           -        23,700       -
  Depreciation and amortization                  38,825     81,521    119,259
  Other noncash charges to income                 6,495      7,150       -
  Provision for restructuring charges, net
    of payments                                    -         3,143       -
  Loss on valuation and sale of assets, net        -       114,802       -
  Equity in (earnings) of IMC-Agrico           (136,671)    (1,037)      -
  Cash distributions received from IMC-
    Agrico                                      233,617       -          -
  (Increase) decrease in working capital, net
    of effect of acquisitions and dispositions:
    Accounts receivable                          (2,311)    (1,552)    18,317
    Inventories                                   7,058     (4,750)    (9,983)
    Prepaid expenses and other                     -         1,933     (9,995)
    Accounts payable and accrued
      liabilities                                  (389)     1,561     (3,011)
  Reclamation and mine shutdown
    expenditures                                 (5,270)    (9,980)   (18,038)
  Other                                           5,056      2,935      3,301
                                              ---------  ---------   --------
Net cash provided by (used in) operating
  activities                                    230,376    (26,685)   120,061
                                              ---------  ---------   --------
Cash flow from investing activities:
Capital expenditures:
  Main Pass                                     (10,941)   (37,427)  (117,902)
  Other                                            (290)   (10,152)   (86,815)
Sale of assets                                   36,919     49,961       -
Other                                               530      4,711     (5,219)
                                               --------  ---------   --------
Net cash provided by (used in) investing
  activities                                     26,218      7,093   (209,936)
                                               --------  ---------   --------
Cash flow from financing activities:
Distributions to partners                      (127,368)  (121,180)  (151,210)
Proceeds from debt                               85,400    572,137    639,891
Repayment of debt                              (356,300)  (433,164)  (826,095)
Purchase of partnerhsip units                    (1,342)      -          -
Proceeds from sale of 8 3/4% Senior
  Subordinated Notes                            146,125       -          -
Proceeds from sale of partnership units            -          -       430,534
                                               --------  ---------   --------
Net cash provided by (used in) financing
  activities                                   (253,485)    17,793     93,120
                                               --------  ---------   --------
Net increase (decrease) in cash and short-
  term investments                                3,109     (1,799)     3,245
Cash and short-term investments at
  beginning of year                               5,300      7,099      3,854
                                               --------  ---------   --------
Cash and short-term investments at end of
  year                                         $  8,409  $   5,300   $  7,099
                                               ========  =========   ========

Interest paid                                  $ 25,094  $  22,997   $ 19,818
                                               ========  =========   ========

The footnotes contained in FRP's 1994 Annual Report to unitholders are an integral part of these statements.




            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1994, 1993 and 1992

       Col. A          Col. B           Col. C             Col. D     Col. E
- -----------------   ------------ ----------------------- ---------  ----------
                                       Additions

                                  ----------------------
                     Balance at     Charged toCharged to            Balance at
                    Beginning of    Costs and   Other    Other-Add     End
  Description         Period         Expenses  Accounts  (Deduct)   of Period
- -----------------   ------------   --------------------- ---------  ----------
                                       (In Thousands)
Reserves and allowances
 deducted from asset
 accounts:

Reclamation and mine
shutdown reserves:
  1994:
    Sulphur             $57,287       $ 1,041     $ -    $(3,223)     $55,105
    Fertilizer           38,437         2,310       -     (3,064)      37,683
    Oil                   1,609         2,385       -       (337)       3,657
                        -------       -------     -----  -------      -------
                        $97,333       $ 5,736     $ -    $(6,624)(a)  $96,445
                        =======       =======     =====  =======      =======
  1993:
    Sulphur             $35,200       $27,562     $ -    $(5,475)     $57,287
    Fertilizer           18,543         5,365       -     14,529 (b)   38,437
    Oil                   1,409         1,021       -       (821)       1,609
                        -------       -------     -----  -------      -------
                        $55,152       $33,948     $ -    $ 8,233 (c)  $97,333
                        =======       =======     =====  =======      =======
  1992:
    Sulphur             $29,715       $ 4,335     $ -    $ 1,150      $35,200
    Fertilizer           21,772         7,123       -    (10,352)      18,543
    Oil                    -            1,443       -        (34)       1,409
                        -------       -------     -----  -------      -------
                        $51,487       $12,901     $ -    $(9,236)(d)  $55,152
                        =======       =======     =====  =======      =======


a. Includes expenditures of $11.2 million, net of a $4.6 million decrease in short-term payables.

b. Includes $19.7 million which represents FRP's proportionate share of IMC-Agrico liabilities (see Note 2 to the Financial Statements) in excess of the FRP contributed amounts.

c. Includes expenditures of $13.2 million, net of a $1.7 million decrease in short-term payables and the item discussed in Note b.

d. Includes expenditures of $21.2 million, net of a $12 million decrease in short-term payables.



                  Freeport-McMoRan Resource Partners, Limited Partnership
                                    Exhibit Index
                                    -------------
                                                             Sequentially
            Exhibit                                            Numbered
            Number                                                Page
            ------                                                ----


                  3.1 Amended and Restated Agreement of Limited Partnership of FRP dated as of May 29, 1987 (the "FRP Partnership Agreement") among FTX, Freeport Phosphate Rock Company and Geysers Geothermal Company, as general partners, and Freeport Minerals Company ("FMC"), as general partner and attorney-in-fact for the limited partners, of FRP. Incorporated by reference to Exhibit B to the Prospectus dated May 29, 1987 included in FRP's Registration Statement on Form S-1, as amended, as filed with the Commission on May 29, 1987 (Registration No. 33-13513).

                  3.2           Amendment to the FRP Partnership
                                Agreement dated as of December 16, 1988
                                effected by FMC, as Administrative
                                Managing General Partner, and FTX, as
                                General Partner of FRP.

                  3.3 Amendment to the FRP Partnership Agreement dated as of March 29, 1990 effected by FMC, as Administrative Managing General Partner, and FTX, as Managing General Partner, of FRP. Incorporated by reference to Exhibit
                                19.2 to the Quarterly Report on Form
                                10-Q of FRP for the quarter ended
                                March 31, 1990 (the "FRP 1990 First
                                Quarter Form 10-Q").

                  3.4 Amendment to the FRP Partnership Agreement dated as of April 6, 1990 effected by FTX, as Administrative Managing General Partner of FRP. Incorporated by reference to Exhibit
                                19.3 to the FRP 1990 First Quarter
                                Form 10-Q.

                  3.5 Amendment to the FRP Partnership Agreement dated as of January 27, 1992 between FTX, as Administrative Managing General Partner, and FMRP, as Managing General Partner, of FRP. Incorporated by reference to Exhibit
                                3.3 to the Annual Report on Form 10-K
                                of FRP for the fiscal year ended
                                December 31, 1991 (the "FRP 1991 Form
                                10-K").

                  3.6 Amendment to the FRP Partnership Agreement dated as of October 14, 1992 between FTX, as Administrative Managing General Partner, and FMRP, as Managing General Partner, of FRP. Incorporated by reference to Exhibit
                                3.4 to the Annual Report on Form 10-K
                                of FRP for the fiscal year ended
                                December 31, 1992 (the "FRP 1992 Form
                                10-K").

                  3.7 Amended and Restated Certificate of Limited Partnership of FRP dated June 12, 1986 (the "FRP Partnership Certificate"). Incorporated by reference to Exhibit 3.3 to FRP's Registration Statement on Form S-1, as amended, as filed with the Commission on June 20, 1986 (Registration No. 33-
                                5561).

                  3.8 Certificate of Amendment to the FRP Partnership Certificate dated as of January 12, 1989. Incorporated by reference to Exhibit 3.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "FRP 1993 Form 10-K").

                  3.9 Certificate of Amendment to the FRP Partnership Certificate dated as of December 29, 1989. Incorporated by reference to Exhibit 19.1 to the FRP 1990 First Quarter Form 10-Q.

                  3.10 Certificate of Amendment to the FRP Partnership Certificate dated as of April 12, 1990. Incorporated by reference to Exhibit 19.4 to the FRP 1990 First Quarter Form 10-Q.

                  4.1 Deposit Agreement dated as of June 27, 1986 (the "Deposit Agreement") among FRP, The Chase Manhattan Bank, N.A. ("Chase") and Freeport Minerals Company ("Freeport Minerals"), as attorney-in-fact of those limited partners and assignees holding depositary receipts for units of limited partnership interests in FRP ("Depositary Receipts"). Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K of FTX dated July 11, 1986.

                  4.2 Resignation dated December 26, 1991 of Chase as Depositary under the Deposit Agreement and appointment dated December 27, 1991 of Mellon Bank, N.A. ("Mellon") as successor Depositary, effective January 1, 1992.
                                Incorporated by reference to Exhibit
                                4.5  to  the  FRP  1991  Form 10-K.

                  4.3 Service Agreement dated as of January 1, 1992 between FRP and Mellon pursuant to which Mellon will serve as Depositary under the Deposit Agreement and Custodian under the Custodial Agreement. Incorporated by reference to Exhibit 4.6 to the FRP 1991 Form 10-K.

                  4.4 Amendment to the Deposit Agreement dated as of November 18, 1992 between FRP and Mellon. Incorporated by reference to Exhibit 4.4 to the FRP 1992 Form 10-K.

                  4.5           Form of Depositary Receipt.
                                Incorporated by reference to Exhibit
                                4.5 to the FRP 1992 Form 10-K.

                  4.6 Custodial Agreement regarding the FRP Depositary Unit Reinvestment Plan among FTX, FRP and Chase, effective as of April 1, 1987 (the "Custodial Agreement"). Incorporated by reference to Exhibit 19.1 to the Quarterly Report on Form 10-Q of FRP for the quarter ended June 30, 1987.

                  4.7           FRP Depositary Unit Reinvestment Plan.
                                Incorporated by reference to Exhibit
                                4.4  to  the  FRP  1991  Form 10-K.

                  4.8 Credit Agreement dated as of June 1, 1993 (the "FTX/FRP Credit Agreement") among FTX, FRP, the several banks which are parties thereto (the "FTX/FRP Banks") and Chemical Bank, as Agent (the "FTX/FRP Bank Agent"). Incorporated by reference to Exhibit
                                4.8 to the FRP 1993 Form 10-K.

                  4.9 First Amendment dated as of February 2, 1994 to the FTX/FRP Credit Agree-ment among FTX, FRP, the FTX/FRP Banks and the FTX/FRP Bank Agent.
                                Incorporated by reference to Exhibit
                                4.9 to the FRP 1993 Form 10-K.

                  4.10 Second Amendment dated as of March 1, 1994 to the FTX/FRP Credit Agreement among FTX, FRP, the FTX/FRP Banks and the FTX/FRP Bank Agent. Incorporated by reference to Exhibit 4.10 to the FRP 1993 Form 10-K.

                  4.11 Third Consent and Waiver dated as of October 18, 1994 to the FTX/FRP Credit Agreement among FTX, FRP, the FTX/FRP Banks and the FTX/FRP Bank Agent.

                  4.12 Fourth Amendment, Consent and Limited Waiver dated as of November 23, 1994 to the FTX/FRP Credit Agreement among FTX, FRP, the FTX/FRP Banks and the FTX/FRP Bank Agent.

                  4.13 Subordinated Indenture as of October 26, 1990 between FRP and Manufacturers Hanover Trust Company ("MHTC") as Trustee, relating to $150,000,000 principal amount of 8 3/4% Senior Subordinated Notes due 2004 of FRP (the "Subordinated Indenture").
                                Incorporated by reference to Exhibit
                                4.11 to the FRP 1993 Form 10-K.

                  4.14 First Supplemental Indenture dated as of February 15, 1994 between FRP and Chemical Bank, as Successor to MHTC, as Trustee, to the Subordinated Indenture. Incorporated by reference to Exhibit 4.12 to the FRP 1993 Form 10-K.

                  10.1 Contribution Agreement dated as of April 5, 1993 between FRP and IGL (the "FRP-IGL Contribution Agreement").
                                Incorporated by reference to Exhibit
                                2.1 to the Current Report on Form 8-K
                                of FRP dated July 15, 1993 (the "FRP
                                July 15, 1993 Form 8-K").

                  10.2 First Amendment dated as of July 1, 1993 to the FRP-IGL Contribution Agreement. Incorporated by reference to Exhibit 2.2 to the FRP July 15, 1993 Form 8-K.

                  10.3 Amended and Restated Partnership Agreement dated as of July 1, 1993 among IMC-Agrico GP Company, Agrico, Limited Partnership and IMC-Agrico MP Inc. Incorporated by reference to
                                Exhibit 2.3 to the FRP July 15, 1993
                                Form 8-K.

                  10.4 Parent Agreement dated as of July 1, 1993 among IGL, FRP, FTX and IMC-Agrico. Incorporated by reference to
                                Exhibit 2.4 to the FRP July 15, 1993
                                Form 8-K.

                  10.5 Asset Purchase Agreement dated as of October 22, 1994 between FRP and Pennzoil Company (the "Asset Purchase Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FRP dated January 18, 1995 (the "FRP January 18, 1995 8-K").

                  10.6 Amendment No. 1 dated as of January 3, 1995 to the Asset Purchase Agreement. Incorporated by reference to Exhibit
                                2.2 to the FRP January 18, 1995 8-K.

                  12.1          FRP Computation of Ratio of Earnings
                                to Fixed Charges.

                  13.1          Those portions of the 1994 Annual
                                Report to unitholders of FRP which are
                                incorporated herein by reference.

                  21.1          Subsidiaries of FRP.

                  23.1          Consent of Arthur Andersen LLP dated
                                March 22, 1995.

                  24.1 Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of FTX.

                  27.1          FRP Financial Data Schedule