Form 10-Q
period 1995-03-31
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1995-04-25
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended March 31, 1995




                        Commission File Number: 1-9164



            Freeport-McMoRan Resource Partners, Limited Partnership



Organized in Delaware                           72-1067072
                                    (IRS Employer Identification No.)


              1615 Poydras Street, New Orleans, Louisiana  70112


      Registrant's telephone number, including area code: (504) 582-4000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X    No
                                                   ---     ---





            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                               TABLE OF CONTENTS



                                                                  Page

Part I.  Financial Information

  Financial Statements:

      Condensed Balance Sheets                                      3

      Statements of Income                                          4

      Statements of Cash Flow                                       5

      Notes to Financial Statements                                 6

  Remarks                                                           6

  Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                                         7

Part II.  Other Information                                        10

Signature                                                          11

Exhibit Index                                                     E-1






            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                        Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.
          ---------------------

            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                March 31,      December 31,
                                                  1995             1994
                                               ----------      ------------
                                                      (In Thousands)
 ASSETS
 Current assets:
 Cash and short-term investments               $   27,426       $    9,859
 Accounts receivable                               52,298           58,265
 Inventories                                      108,339          109,677
 Prepaid expenses and other                           551            1,350
                                               ----------       ----------
    Total current assets                          188,614          179,151
 Property, plant and equipment, net               952,259          910,469
 Other assets                                      56,733           57,311
                                               ----------       ----------
 Total assets                                  $1,197,606       $1,146,931
                                               ==========       ==========

 LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable and accrued liabilities      $   92,418       $   84,888
 Long-term debt, less current portion             342,753          368,637
 Reclamation and mine shutdown reserves           116,793           96,445
 Accrued postretirement benefits and
   other liabilities                              197,873          149,301
 Partners' capital                                447,769          447,660
                                               ----------       ----------
 Total liabilities and partners' capital       $1,197,606       $1,146,931
                                               ==========       ==========


 The accompanying notes are an integral part of these financial statements.






            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                       STATEMENTS OF INCOME (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                    1995          1994
                                                  --------      --------
                                                     (In Thousands,
                                                 Except Per Unit Amounts)

 Revenues                                         $254,265      $182,073
 Cost of sales:
 Production and delivery                           171,950       131,841
 Depreciation and amortization                      13,941        15,511
                                                  --------      --------
   Total cost of sales                             185,891       147,352
 General and administrative expenses                14,059        11,270
                                                  --------      --------
   Total costs and expenses                        199,950       158,622
                                                  --------      --------
 Operating income                                   54,315        23,451
 Interest expense, net                              (7,854)       (7,315)
 Other expense, net                                   (129)       (2,723)
                                                  --------      --------
 Net income                                       $ 46,332       $13,413
                                                  ========      ========

 Net income per unit                                  $.45          $.13
                                                      ====          ====

 Average units outstanding                         103,554       103,698
                                                   =======       =======

 Distributions per publicly held unit                 $.60          $.60
                                                      ====          ====

 The accompanying notes are an integral part of these financial statements.





            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         1995         1994
                                                       --------     --------
                                                          (In Thousands)
 Cash flow from operating activities:
 Net income                                            $ 46,332     $ 13,413
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                         13,941       15,511
   Cash distribution from IMC-Agrico in
     excess of interest in capital                       12,800        6,388
   Reclamation and mine shutdown expenditures            (2,121)      (5,989)
   (Increase) decrease in working capital, net of
     effects of acquisition:
     Accounts receivable                                  5,907       (2,850)
     Inventories                                          6,066        7,165
     Prepaid expenses and other                             798         (919)
     Accounts payable and accrued liabilities             7,530        7,218
   Other                                                  4,788        3,008
                                                       --------     --------
 Net cash provided by operating activities               96,041       42,945
                                                       --------     --------

 Cash flow from investing activities:
 Capital expenditures                                    (6,367)      (2,941)
 Sale of assets                                            -          36,910
 Other                                                     -             530
                                                       --------     --------
 Net cash provided by (used in) investing
   activities                                            (6,367)      34,499
                                                       --------     --------
 Cash flow from financing activities:
 Distributions to partners                              (44,162)     (36,480)
 Repayments of debt, net                                (25,884)    (164,924)
 Purchase of Partnership units                           (2,061)        -
 Proceeds from 8 3/4% Senior subordinated notes            -         146,125
                                                       --------     --------
 Net cash used in financing activities                  (72,107)     (55,279)
                                                       --------     --------
 Net increase in cash and short-term investments         17,567       22,165
 Cash and short-term investments at
   beginning of year                                      9,859       24,448
                                                       --------     --------
 Cash and short-term investments at end of period      $ 27,426     $ 46,613
                                                       ========     ========

 The accompanying notes are an integral part of these financial statements.



            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


1.   ACQUISITION
In January 1995, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) acquired essentially all of the domestic assets of Pennzoil Co.'s sulphur division. Pennzoil will receive quarterly payments from FRP over 20 years based on the prevailing price of sulphur. The installment payments may be terminated earlier by FRP through the exercise of a $65 million call option or by Pennzoil through a $10 million put option. Neither option may be exercised prior to 1999. The purchase price allocation follows (in thousands):

 Current assets                                                      $ 5,635
 Current liabilities                                                 (14,216)
 Property, plant and equipment                                        60,054
 Accrued long-term liabilities                                       (51,473)
                                                                     -------
   Net cash investment                                               $  -
                                                                     =======

     Accrued long-term liabilities include the estimated future installment payments based on the prevailing sulphur price upon acquisition and estimated future reclamation and mine shutdown costs.

2.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1995 and 1994 was 6.2 to 1 and 2.8 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                              -------------------
                                    Remarks

The information furnished herein should be read in conjunction with FRP's financial statements contained in its 1994 Annual Report to unitholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.




Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS
                                                          First Quarter
                                                      ---------------------
                                                        1995          1994
                                                       ------        ------
                                                       (In Millions, Except
                                                         Per Unit Amounts)
Revenues                                               $254.3        $182.1
Operating income                                         54.3          23.5
Net income                                               46.3          13.4
Net income per unit                                       .45           .13

     First-quarter 1995 results for Freeport-McMoRan Resource Partners, Limited Partnership (FRP) reflect the improvement in the phosphate fertilizer market which began in early 1994 and has continued into 1995. General and administrative expenses increased because of a $1.2 million charge for the reorganization of IMC-Agrico Company's marketing function, whereas the 1994 quarter benefited from a $2.2 million reduction in the estimated cost of excess office space (originally estimated as part of 1993 restructuring costs).

Agricultural Minerals Operations - FRP's agricultural minerals segment, which includes its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported first-quarter 1995 operating income of $55.4 million on revenues of $244.7 million compared with operating income of $20.9 million on revenues of $172.5 million for the 1994 period. Significant items impacting operating income follow (in millions):

 Agricultural minerals operating income - 1994                       $ 20.9
                                                                     ------
 Increases (decreases):
   Sales volumes                                                       33.2
   Realizations                                                        38.9
   Other                                                                 .1
                                                                     ------
     Revenue variance                                                  72.2
   Cost of sales                                                      (37.4)*
   General and administrative and other                                 (.3)
                                                                     ------
                                                                       34.5
                                                                     ------
 Agricultural minerals operating income - 1995                       $ 55.4
                                                                     ======

* First-quarter 1995 and 1994 include a reduction to depreciation and amortization of $4.8 million and $0.9 million, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions.

      FRP's phosphate fertilizer sales volumes were 13 percent higher when compared to the year-ago quarter, as IMC-Agrico had significantly improved export sales for diammonium phosphate (DAP), its principal fertilizer product. Increased industrywide export sales activity, together with strong domestic fertilizer requirements, caused domestic producer inventories to decline over 10 percent from year-ago levels despite industrywide operating rates at 100 percent. These factors resulted in a continued strengthening of DAP prices into 1995, with FRP's average DAP realization increasing 21 percent from the year-ago period (8 percent from the previous quarter). FRP's first-quarter 1995 DAP realizations include a portion of a large first-half 1995 forward sale to China contracted in November 1994 at then current market prices. Unit production costs benefited from ongoing cost savings achieved at IMC-Agrico, somewhat offset by higher raw material costs for ammonia.

      DAP realizations declined slightly during April but still remain strong. Near-term sales levels and prices will depend on development of the domestic planting season and the level of demand in export markets. IMC-Agrico is committed to maintaining a reasonable balance between supply and demand and will continue to monitor market conditions and make production level adjustments as necessary.

      FRP's first-quarter 1995 phosphate rock sales volumes increased 33 percent from the 1994 period, reflecting increased demand and the addition of a long-term supply contract in October 1994.

      Main Pass sulphur production averaged nearly 6,100 tons per day (TPD) during the first quarter of 1995, compared with 5,600 TPD during the 1994 quarter. Additionally, FRP's Culberson mine, acquired in January 1995 as part of the Pennzoil sulphur asset purchase (Note 1), produced an average of 2,200 TPD during the 1995 quarter. FRP's increased production capacity, combined with continued strong demand from the domestic phosphate fertilizer industry, resulted in a 48 percent increase in sales volumes. FRP also benefited from the continued strengthening in Tampa, Florida sulphur prices, with prices presently about $25 per long ton over year-ago levels. To the extent U.S. phosphate fertilizer production remains strong, improved sulphur demand is expected to continue, although the availability of Canadian sulphur impacts the potential for significant price increases.

                                                            First Quarter
                                                        ---------------------
                                                          1995         1994
                                                       ---------    ---------
 Phosphate fertilizers - primarily DAP
   Sales (short tons)a                                   899,900      794,100
   Average realized priceb
     All phosphate fertilizers                           $163.80      $134.68
     DAP                                                  169.18       139.76
 Phosphate rock
   Sales (short tons)a                                 1,338,700    1,006,500
   Average realized priceb                                $21.12       $21.71
 Sulphur
   Sales (long tons)c                                    760,600      515,500

a. Reflects FRP's 46.5 percent share of the IMC-Agrico assets for the year ended June 30, 1994, while FRP received 58.6 percent of the cash flow generated during such period. FRP's share of the IMC-Agrico assets for the year ended June 30, 1995 is 45.1 percent, while it will receive 55 percent of the cash flow.

b.   Represents average realization f.o.b. plant/mine.

c. Includes 178,900 tons and 187,100 tons for the first quarter of 1995 and 1994, respectively, which represent internal consumption that are not included in sales for accounting purposes.

Oil Operation -
                                                             First Quarter
                                                         --------------------
                                                          1995         1994
                                                         -------      -------
 Sales (barrels)                                         620,800      823,200
 Average realized price                                   $15.36       $11.65
 Operating income (in millions)                             $1.1         $1.0


     Main Pass oil production was below the year-ago quarter level, as expected. Net production for 1995 is estimated to total approximately 2.4 million barrels, as the benefits of a 1994 redevelopment program are expected to partially offset declining reservoir production. FRP's first-quarter 1995 average oil realization was higher than the depressed 1994 period amount.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first three months of 1995 increased to $96 million, compared with $42.9 million in the 1994 period, caused primarily by the improvement in FRP's earnings. Net cash used in investing activities was $6.4 million in 1995, consisting entirely of capital expenditures, compared with $34.5 million generated during the 1994 period as a result of asset sales. Total capital expenditures for 1995 are expected to approximate $40 million. Net cash used in financing activities during the 1995 period totaled $72.1 million, compared with $55.3 million in the 1994 quarter. In early 1994, FRP issued $150 million of 8 3/4% Senior Subordinated Notes, using the proceeds to reduce other indebtedness. FRP received $37 million of the IMC-Agrico first-quarter 1995 distribution before quarter end contributing to the 1995 debt reduction.

     FRP had agreed in principle to acquire Fertiberia, S.L., the restructured nitrogen and phosphate fertilizer business of Ercros, S.A., a Spanish conglomerate. Since September 1993, FRP managed this company with the goal of establishing Fertiberia as a financially viable concern. In April 1995, Ercros announced that it was pursuing an offer from Spanish private interests to acquire the majority of FESA, a subsidiary of Ercros, which includes Fertiberia and certain other assets and substantial liabilities. FRP is unwilling to improve the terms for its acquisition of Fertiberia. As a result, FRP terminated its efforts to acquire Fertiberia. This development will have no effect on FRP's distributable cash capabilities since any cash flow which may have been generated by Fertiberia was to have been reinvested for the foreseeable future.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On April 18, 1995, FRP declared a distribution of 61.5 cents per publicly held unit ($30.9 million) and 64.5 cents per FTX-owned unit ($34.3 million), payable May 15, 1995, reducing the unpaid distribution to FTX by $1.6 million. The remaining $351.5 million of unpaid distributions to FTX will be recoverable from one-half of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The April 1995 distributable cash included $63.1 million from IMC-Agrico. As discussed earlier, IMC-Agrico's first-quarter 1995 operations enjoyed significantly higher sales volumes and realizations. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and future cash flow from FRP's sulphur and oil operations.

     FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its existing credit facilities ($310 million available under the FRP credit facility as of March 31, 1995). FTX is pursuing a plan to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. The plan is contingent on a number of factors and will require a series of steps to implement over several months. In connection with this restructuring plan, the existing FTX revolving credit agreement in which FRP participates is being replaced with a new facility for FRP and FTX which will provide greater access to credit markets and reduce financing costs.

                        -------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.






            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

          (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, dated January 18, 1995, reporting information under Item 2 and Item 7, and one Form 8-K/A dated February 23, 1995, reporting information under Item 7 and including the following financial statements:

     Pennzoil Assets Acquired
       Balance Sheets as of December 31, 1993 (Audited) and
          September 30, 1994 (Unaudited)
       Statements of Operations and Divisional Equity for the Year Ended December 31, 1993 (Audited) and for the Nine Months Ended September 30, 1994 (Unaudited)
       Statements of Cash Flows for the Year Ended
          December 31, 1993 (Audited) and for the Nine Months Ended September 30, 1994 (Unaudited)
       Notes to Financial Statements

     Freeport-McMoRan Resource Partners, Limited Partnership
       Unaudited Pro Forma Statement of Operations for the Year
          Ended December 31, 1993
       Unaudited Pro Forma Statement of Operations for the Nine
          Months Ended September 30, 1994
       Unaudited Pro Forma Condensed Balance Sheet as of
          September 30, 1994
       Notes to Pro Forma Financial Statements





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


                                          FREEPORT-McMoRan RESOURCE PARTNERS,
                                          LIMITED PARTNERSHIP
                                            (A Limited Partnership)




                                          By: /s/Nancy D. Bonner
                                              ------------------------
                                                 Nancy D. Bonner
                                             Vice President and Controller
                                               (Authorized signatory and
                                             Principal Accounting Officer)



Date:  April 25, 1995






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

27.1      Freeport-McMoRan Resource Partners, Limited
          Partnership Financial Data Schedule