Form 10-Q
period 1995-06-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1995-08-11
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q




           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended June 30, 1995






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

            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                June 30,       December 31,
                                                  1995             1994
                                               ----------      ------------
                                                      (In Thousands)
 ASSETS
 Current assets:
 Cash and short-term investments               $   14,461       $    9,859
 Accounts receivable                               54,873           58,265
 Inventories                                      105,800          109,677
 Prepaid expenses and other                         1,911            1,350
                                               ----------       ----------
    Total current assets                          177,045          179,151
 Property, plant and equipment, net               937,485          910,469
 Other assets                                      57,681           57,311
                                               ----------       ----------
 Total assets                                  $1,172,211       $1,146,931
                                               ==========       ==========

 LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable and accrued liabilities      $   98,892       $   84,888
 Long-term debt, less current portion             344,409          368,637
 Reclamation and mine shutdown reserves           117,097           96,445
 Accrued postretirement benefits and
   other liabilities                              188,301          149,301
 Partners' capital                                423,512          447,660
                                               ----------       ----------
 Total liabilities and partners' capital       $1,172,211       $1,146,931
                                               ==========       ==========

 The accompanying notes are an integral part of these financial statements.







            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                       STATEMENTS OF INCOME (Unaudited)

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                              --------------------   --------------------
                                1995        1994       1995        1994
                              --------    --------   --------    --------
                               (In Thousands, Except Per Unit Amounts)

Revenues                      $233,203    $185,444   $487,468    $367,517
Cost of sales:
Production and delivery        166,418     135,259    338,368     267,100
Depreciation and
  amortization                   6,673       9,475     20,614      24,986
                              --------    --------   --------    --------
  Total cost of sales          173,091     144,734    358,982     292,086
General and administrative
  expenses                      11,156      11,948     25,215      23,218
                              --------    --------   --------    --------
  Total costs and expenses     184,247     156,682    384,197     315,304
                              --------    --------   --------    --------
Operating income                48,956      28,762    103,271      52,213
Interest expense, net           (7,723)     (8,551)   (15,577)    (15,866)
Other income, net                 (307)        325       (436)     (2,398)
                              --------    --------   --------    --------
Net income                    $ 40,926    $ 20,536   $ 87,258    $ 33,949
                              ========    ========   ========    ========

Net income per unit               $.40        $.20       $.84        $.33
                                  ====        ====       ====        ====

Average units outstanding
                               103,466     103,698    103,509     103,698
                               =======     =======    =======     =======

Distributions paid per
  publicly held unit             $.615        $.60     $1.215       $1.20
                                 =====        ====     ======       =====


The accompanying notes are an integral part of these financial statements.






            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                          1995         1994
                                                        --------     --------
                                                           (In Thousands)
Cash flow from operating activities:
Net income                                              $ 87,258     $ 33,949
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           20,614       24,986
  Cash distribution from IMC-Agrico in
    excess of interest in capital                         21,347       25,457
  Reclamation and mine shutdown expenditures              (4,928)      (7,385)
  (Increase) decrease in working capital, net of
    effects of acquisition:
    Accounts receivable                                    3,175        2,807
    Inventories                                            9,400       14,318
    Prepaid expenses and other                              (562)       1,278
    Accounts payable and accrued liabilities               6,990        3,020
  Other                                                    7,772        2,617
                                                        --------     --------
Net cash provided by operating activities                151,066      101,047
                                                        --------     --------

Cash flow from investing activities:
Capital expenditures                                     (15,484)     (11,914)
Sale of assets and other                                     375       45,265
                                                        --------     --------
Net cash provided by (used in) investing
  activities                                             (15,109)      33,351
                                                        --------     --------
Cash flow from financing activities:
Distributions to partners                               (109,345)     (66,775)
Repayments of debt, net                                  (19,949)    (229,107)
Purchase of Partnership units                             (2,061)        -
Proceeds from 8 3/4% Senior subordinated notes              -         146,125
                                                        --------     --------
Net cash used in financing activities                   (131,355)    (149,757)
                                                        --------     --------
Net increase (decrease) in cash and short-term
  investments                                              4,602      (15,359)
Cash and short-term investments at
  beginning of year                                        9,859       24,448
                                                        --------     --------
Cash and short-term investments at end of period        $ 14,461     $  9,089
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

 Current assets                                                      $ 5,635
 Current liabilities                                                  (9,522)
 Property, plant and equipment                                        60,159
 Accrued long-term liabilities                                       (56,272)
                                                                     -------
   Net cash investment                                               $  -
                                                                     =======

     Accrued long-term liabilities include the estimated future installment payments based on the prevailing sulphur price upon acquisition and estimated future reclamation and mine shutdown costs.

2.   NEW CREDIT FACILITY
In July 1995, Freeport-McMoRan Inc. (FTX) obtained a new credit facility. The facility provides $400 million of credit, all of which is available to FRP and $75 million of which is available to FTX as the holding company. The new variable rate facility matures July 2000 and has covenants and security requirements which are similar to the previous credit agreement.

3.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1995 and 1994 was 6 to 1 and 3.1 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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




Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESULTS OF OPERATIONS
                                    Second Quarter            Six Months
                                 -------------------     --------------------
                                   1995        1994       1995          1994
                                  ------      ------     ------        ------
                                    (In Millions, Except Per Unit Amounts)
Revenues                          $233.2      $185.4     $487.5        $367.5
Operating income                    49.0        28.8      103.3          52.2
Net income                          40.9        20.5       87.3          33.9
Net income per unit                  .40         .20        .84           .33


     Freeport-McMoRan Resource Partners, Limited Partnership (FRP) benefited from significantly higher operating results from its agricultural minerals segment during the 1995 periods, reflecting the strengthening in the phosphate fertilizer markets which began in mid-1993 and has continued into 1995. General and administrative expenses during the six-month 1995 period include a $1.2 million charge for the reorganization of IMC-Agrico Company's marketing function, whereas the six-month 1994 period benefited from a $2.2 million reduction in the estimated cost of excess office space. Based upon current market prices for Freeport-McMoRan Inc. (FTX) common stock, third quarter general and administrative expenses for FRP are expected to reflect a charge of approximately $10 million for stock option costs allocated to FRP under the management services agreement because of the rise in the price of FTX's common stock subsequent to June 30, 1995. The six-month 1994 period was also impacted by a $2.9 million charge to other income on the prepayment of certain notes receivable.

Agricultural Minerals Operations - FRP's agricultural minerals segment, which includes its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported second-quarter 1995 operating income of $48.8 million on revenues of $224.2 million compared with operating income of $30.4 million on revenues of $176.5 million for the 1994 period. Operating income for the first six months of 1995 was $104.2 million on revenues of $468.9 million compared with operating income of $51.4 million on revenues of $349 million for the year-ago period. Significant items impacting operating income follow (in millions):

                                                       Second        Six
                                                      Quarter       Months
                                                      -------       ------
 Agricultural minerals operating income - 1994          $30.4       $ 51.4
                                                        -----       ------
 Increases (decreases):
   Sales volumes                                         19.7         53.0
   Realizations                                          29.2         68.1
   Other                                                 (1.2)        (1.2)
                                                        -----       ------
     Revenue variance                                    47.7        119.9
   Cost of sales                                        (30.3)*      (67.7)*
   General and administrative and other                   1.0           .6
                                                        -----       ------
                                                         18.4         52.8
                                                        -----       ------
 Agricultural minerals operating income - 1995          $48.8       $104.2
                                                        =====       ======

* Includes a reduction to depreciation and amortization of $11.3 million and $6.3 million for the second quarter of 1995 and 1994, respectively, and $16.1 million and $7.2 million for the six-month period of 1995 and 1994, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions.

      FRP's second-quarter 1995 phosphate fertilizer sales volumes were slightly higher than those of the year-ago quarter, with IMC-Agrico experiencing improved export sales for diammonium phosphate (DAP), its principal fertilizer product. Domestic fertilizer demand was hampered by wet field conditions which delayed the planting of a significant portion of this season's crop and prevented certain acreage from being planted. Despite continued strong export shipments, lower spring domestic demand, coupled with industry operating rates over 100 percent, caused a modest build-up in domestic phosphate fertilizer producers' stocks in the second quarter and contributed to about a 10 percent decline in market prices from their high point. In response to the weakened market, IMC-Agrico temporarily closed its Taft, Louisiana facility in May 1995 and resumed production on August 7, 1995, and accelerated planned maintenance turnarounds at three other fertilizer facilities. FRP's average DAP realization increased 14 percent from the year-ago period (virtually unchanged from the previous quarter). FRP's 1995 DAP realizations include a large first-half 1995 forward sale to China contracted in November 1994 at then current market prices. Unit production costs benefited from ongoing cost savings achieved at IMC-Agrico, somewhat offset by higher raw material costs for ammonia, although down from their market highs, and increased maintenance costs.

      During the second half of 1995, FRP will benefit from a significant forward sales agreement reached between China and IMC-Agrico. IMC-Agrico is committed to maintaining a reasonable balance between supply and demand and will continue to monitor market conditions and make production level adjustments as necessary.

      FRP's second-quarter 1995 phosphate rock sales volumes increased 22 percent from the 1994 period, reflecting increased demand and the addition of a long-term supply contract in October 1994.

      Main Pass sulphur production averaged 6,000 tons per day (TPD) during the second quarter of 1995, while FRP's Culberson mine, acquired in January 1995 as part of the Pennzoil sulphur asset purchase (Note 1), produced an average of 2,250 TPD. FRP's increased production capacity, combined with continued strong demand from the domestic phosphate fertilizer industry, resulted in a 52 percent increase in sales volumes. FRP also benefited from the continued strengthening in Tampa, Florida sulphur prices. To the extent U.S. phosphate fertilizer production remains strong, improved sulphur demand is expected to continue, although the availability of Canadian sulphur limits the potential for significant price increases.

                                    Second Quarter            Six Months
                                 ---------------------  ----------------------
                                     1995       1994       1995        1994
                                  ---------  ---------  ---------    ---------
Phosphate fertilizers - primarily DAP
  Sales (short tons)a               760,400    734,700  1,660,300    1,528,800
  Average realized priceb
    All phosphate fertilizers       $163.53    $144.30    $163.68      $139.30
    DAP                              169.01     148.43     169.10       144.03
Phosphate rock
  Sales (short tons)a             1,221,500  1,004,100  2,560,200    2,010,600
  Average realized priceb            $23.18     $23.24     $22.10       $22.47
Sulphur
  Sales (long tons)c                772,700    508,100  1,533,300    1,023,600

a. Reflects FRP's 45.1 percent and 46.5 percent share of the IMC-Agrico assets for the years ended June 30, 1995 and 1994, respectively, while FRP received 55 percent and 58.6 percent of the cash flow generated during such periods. FRP's share of the IMC-Agrico assets for the year ended June 30, 1996 is 43.6 percent, while it will receive 53.1 percent of the cash flow.
b.   Represents average realization f.o.b. plant/mine.
c. Includes 189,700 tons and 187,700 tons for the second quarter of 1995 and 1994, respectively, and 368,600 tons and 374,800 tons for the six-month periods of 1995 and 1994, respectively, which represent internal consumption that are not included in sales for accounting purposes.


Oil Operation -
                                     Second Quarter           Six Months
                                   -------------------  ----------------------
                                     1995       1994      1995          1994
                                   -------     -------  ---------    ---------
Sales (barrels)                    541,000     611,900  1,161,800    1,435,100
Average realized price              $16.71      $14.52     $15.99       $12.88
Operating income (in millions)        $1.4        $1.0       $2.5         $2.0

      Main Pass oil production was below the year-ago quarter level, as expected. Net production for 1995 is estimated to total approximately 2.3 million barrels, as the benefits of a 1994 redevelopment program are expected to partially offset declining reservoir production.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first six months of 1995 increased to $151.1 million, compared with $101 million in the 1994 period, caused primarily by the improvement in FRP's earnings. Net cash used in investing activities was $15.1 million in 1995, consisting of capital expenditures, compared with $33.4 million generated during the 1994 period as a result of asset sales. Total capital expenditures for 1995 are expected to approximate $40 million. Net cash used in financing activities during the 1995 period totaled $131.4 million, compared with $149.8 million in the 1994 period. In early 1994, FRP issued $150 million of 8 3/4% Senior Subordinated Notes, using the proceeds to reduce other indebtedness.

      Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On July 21, 1995, FRP declared a distribution of 60 cents per publicly held unit ($30.2 million) and 27 cents per FTX-owned unit ($14.6 million), payable August 15, 1995, bringing the total unpaid distribution due FTX to $368.8 million. Unpaid distributions due FTX will be recoverable from one-half of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The July 1995 distributable cash included $38.1 million from IMC-Agrico. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and future cash flow from FRP's sulphur and oil operations.

      On July 5, 1995, FTX completed a plan to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. In connection with this restructuring plan, the existing FTX revolving credit agreement in which FRP participated was replaced with a new facility for FRP and FTX which will provide greater access to credit markets and reduce financing costs (Notes 2). FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under this new credit facility ($216 million available as of July 31, 1995).

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



Date:  August 11, 1995






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