Form 10-Q
period 1995-09-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1995-10-25
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q




          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                 For the Quarter Ended September 30, 1995






                      Commission File Number: 1-9164



          Freeport-McMoRan Resource Partners, Limited Partnership



Organized in Delaware                              72-1067072
                                        (IRS Employer Identification No.)


            1615 Poydras Street, New Orleans, Louisiana  70112


    Registrant's telephone number, including area code: (504) 582-4000


     Indicate by  check  mark whether  the  registrant (1)  has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   --   --







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

          FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                   CONDENSED BALANCE SHEETS (Unaudited)

                                               September 30,  December 31,
                                                   1995           1994
                                               ------------   ------------
                                                      (In Thousands)
ASSETS
Current assets:
Cash and short-term investments                  $   23,855     $    9,859
Accounts receivable                                  63,989         58,265
Inventories                                         106,699        109,677
Prepaid expenses and other                            5,154          1,350
                                                 ----------     ----------
  Total current assets                              199,697        179,151
Property, plant and equipment, net                  924,527        910,469
Other assets                                         56,660         57,311
                                                 ----------     ----------
Total assets                                     $1,180,884     $1,146,931
                                                 ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities         $  117,032     $   84,888
Long-term debt, less current portion                346,915        368,637
Reclamation and mine shutdown reserves              116,716         96,445
Accrued postretirement benefits and other
  liabilities                                       194,653        149,301
Partners' capital                                   405,568        447,660
                                                 ----------     ----------
Total liabilities and partners' capital          $1,180,884     $1,146,931
                                                 ==========     ==========


 The accompanying notes are an integral part of these financial statements.








          FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                     STATEMENTS OF INCOME (Unaudited)

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  -------------------  ------------------
                                    1995       1994      1995      1994
                                  --------   --------  --------  --------
                                 (In Thousands, Except Per Unit Amounts)
Revenues                          $242,908   $188,479  $730,376  $555,996
Cost of sales:
Production and delivery            170,766    136,387   509,134   403,487
Depreciation and amortization       10,831      8,990    31,445    33,976
                                  --------   --------  --------  --------
  Total cost of sales              181,597    145,377   540,579   437,463
General and administrative
  expenses                          26,226     11,030    51,441    34,248
                                  --------   --------  --------  --------
  Total costs and expenses         207,823    156,407   592,020   471,711
                                  --------   --------  --------  --------
Operating income                    35,085     32,072   138,356    84,285
Interest expense, net               (7,884)    (8,243)  (23,461)  (24,109)
Other income, net                     (366)      (568)     (802)   (2,966)
                                  --------   --------  --------  --------
Net income                        $ 26,835   $ 23,261  $114,093  $ 57,210
                                  ========   ========  ========  ========

Net income per unit                   $.26       $.22     $1.10      $.55
                                      ====       ====     =====      ====

Average units outstanding          103,466    103,698   103,495   103,698
                                   =======    =======   =======   =======

Distributions paid per
  publicly held unit                  $.60       $.60    $1.815     $1.80
                                      ====       ====    ======     =====


The accompanying notes are an integral part of these financial statements.







          FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOW (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                       ------------------
                                                          1995     1994
                                                       --------  --------
                                                         (In Thousands)
Cash flow from operating activities:
Net income                                             $114,093  $ 57,210
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          31,445    33,976
  Cash distribution from IMC-Agrico in
    excess of interest in capital                        31,751    33,801
  Reclamation and mine shutdown expenditures             (9,215)   (6,968)
  (Increase) decrease in working capital, net of
    effects of acquisition:
    Accounts receivable                                  (6,347)   (1,318)
    Inventories                                           5,617    17,663
    Prepaid expenses and other                           (3,875)      (10)
    Accounts payable and accrued liabilities             39,393    13,358
  Other                                                  11,394     7,778
                                                       --------  --------
Net cash provided by operating activities               214,256   155,490
                                                       --------  --------

Cash flow from investing activities:
Capital expenditures                                    (21,410)  (21,775)
Sale of assets and other                                 (1,423)   45,305
                                                       --------  --------
Net cash provided by (used in) investing
  activities                                            (22,833)   23,530
                                                       --------  --------
Cash flow from financing activities:
Distributions to partners                              (154,124)  (97,072)
Repayments of debt, net                                 (21,242) (241,284)
Purchase of Partnership units                            (2,061)     -
Proceeds from 8 3/4% Senior subordinated notes             -      146,125
                                                       --------  --------
Net cash used in financing activities                  (177,427) (192,231)
                                                       --------  --------
Net increase (decrease) in cash and short-term
  investments                                            13,996   (13,211)
Cash and short-term investments at
  beginning of year                                       9,859    24,448
                                                       --------  --------
Cash and short-term investments at end of period       $ 23,855  $ 11,237
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

Current assets                                                     $ 5,635
Current liabilities                                                (14,065)
Property, plant and equipment                                       60,159
Accrued long-term liabilities                                      (51,729)
                                                                   -------
  Net cash investment                                              $  -
                                                                   =======

    Accrued long-term liabilities include the estimated future installment payments based on the prevailing sulphur price upon acquisition and estimated future reclamation and mine shutdown costs.

2. CREDIT FACILITY
In July 1995, Freeport-McMoRan Inc. (FTX) obtained a new credit facility. The facility provides $400 million of credit, all of which is available to FRP and $75 million of which is available to FTX as the holding company. The new variable rate facility matures July 2000 and has covenants and security requirements similar to the previous credit agreement.

3.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1995 and 1994 was 5.3 to 1 and 3.3 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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




Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

RESULTS OF OPERATIONS
Freeport-McMoRan Resource Partners, Limited Partnership (FRP) continues to benefit from the significant strengthening in the phosphate fertilizer markets which began in mid-1993 and has continued during 1995, resulting in improved operating results at its agricultural minerals segment.

                                        Third Quarter         Nine Months
                                      -----------------    -----------------
                                      1995        1994     1995        1994
                                     ------      ------   ------      ------
                                      (In Millions, Except Per Unit Amounts)
Revenues                             $242.9      $188.5   $730.4      $556.0
Operating income                       35.1*       32.1    138.4*       84.3
Net income                             26.8*       23.3    114.1*       57.2
Net income per unit                     .26*        .22     1.10*        .55


* General and administrative expenses include a $12.3 million noncash charge ($0.12 per unit) for stock option costs resulting from the rise in the price of Freeport-McMoRan Inc. (FTX) common stock during the third quarter.

Agricultural Minerals Operations - FRP's agricultural minerals segment, which includes its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported third-quarter 1995 operating income of $40.9 million on revenues of $234.7 million compared with operating income of $33.4 million on revenues of $182.2 million for the 1994 period. Operating income for the first nine months of 1995 was $145.1 million on revenues of $703.6 million compared with operating income of $84.8 million on revenues of $531.2 million for the year-ago period. Significant items impacting operating income follow (in millions):

                                                        Third         Nine
                                                       Quarter       Months
                                                       -------       ------
Agricultural minerals operating income - 1994            $33.4        $84.8
                                                         -----       ------
Increases (decreases):
  Sales volumes                                           17.4         70.4
  Realizations                                            31.7         99.8
  Other                                                    3.4          2.2
                                                         -----       ------
    Revenue variance                                      52.5        172.4
  Cost of sales                                          (35.0)a     (102.7)a
  General and administrative and other                   (10.0)b       (9.4)b
                                                         -----       ------
                                                           7.5         60.3
                                                         -----       ------
Agricultural minerals operating income - 1995            $40.9       $145.1
                                                         =====       ======

a. Includes a reduction to depreciation and amortization of $6 million and $7.7 million for the third quarter of 1995 and 1994, respectively, and $22.1 million and $14.9 million for the nine-month period of 1995 and 1994, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions.

b.  Includes $8.5 million of the stock option charge discussed earlier.

     FRP's third-quarter 1995 phosphate fertilizer sales volumes were higher than those of the year-ago quarter, with IMC-Agrico experiencing continued excellent export demand and strengthening domestic sales for diammonium phosphate (DAP), its principal fertilizer product. These increased exports coupled with the seasonal rebound in fall domestic movement caused IMC-Agrico to restart its Taft fertilizer facility in August 1995. Despite current industrywide capacity utilization approaching 100 percent, domestic phosphate fertilizer producer inventories have recently declined. This tight supply/demand situation is reflected in the improved phosphate fertilizer realizations. FRP's average DAP realization increased 15 percent from the year-ago period (up 3 percent from the previous quarter). FRP's 1995 DAP realizations include large forward sales to China at below current market prices, contracted during mid-1995 and late-1994 at then market terms. Unit production costs benefited from ongoing cost savings achieved at IMC-Agrico, somewhat offset by higher raw material costs for ammonia.

     Fertilizer prices continue to rise into the fourth quarter and are expected to remain firm for the near term, as the tight supply/demand situation benefits producers at a time when no operable idle capacity exists and several turnarounds are planned, including IMC-Agrico facilities. Furthermore, strong domestic demand is expected to continue into the spring of 1996 due to an expectation of a 13 percent increase in planted corn acreage. Domestic corn and wheat ending stocks are currently forecast to be at their lowest level in 20 years further strengthening grain prices and the outlook for next spring's fertilizer use. FRP's export sales through year-end 1995 will continue to come principally from the agreement that was reached with China. IMC-Agrico is committed to maintaining a reasonable balance between supply and demand and will adjust production levels in response to market conditions.

     FRP's third-quarter 1995 phosphate rock sales volumes were essentially unchanged from the year-ago quarter. Ongoing phosphate rock sales volumes will be negatively impacted by the expiration of a contract providing annual sales of 1.5 million tons net to FRP. However, because of the low margin associated with these sales, the impact to FRP's earnings is not significant.

     FRP's Main Pass and Culberson sulphur mines continued to perform well during the quarter compared with the 1994 period when FRP had only the Main Pass mine in operation. The 1995 quarter was hampered by the precautionary shutting-in of Main Pass production because of a hurricane in the Gulf of Mexico. FRP's increased production capacity, combined with continued strong demand from the domestic phosphate fertilizer industry, resulted in a 33 percent increase in sales volumes. FRP also benefited from the continued strengthening in Tampa, Florida sulphur prices. To the extent U.S. phosphate fertilizer production remains strong, improved sulphur demand is expected to continue, although the availability of Canadian sulphur limits the potential for significant price increases.

                                   Third Quarter          Nine Months
                               --------------------   -------------------
                                  1995      1994         1995      1994
                               --------- ----------   --------- ---------
Phosphate fertilizers - primarily DAP
  Sales (short tons) a           891,600    840,100   2,551,900 2,368,900
  Average realized price b
    All phosphate
      fertilizers                $167.96    $145.93     $165.17   $141.65
    DAP                           173.50     151.25      170.69    146.65
Phosphate rock
  Sales (short tons) a         1,051,500  1,062,500   3,611,700 3,073,100
  Average realized price b        $21.53     $19.91      $21.94    $21.59
Sulphur
  Sales (long tons) c            751,300    562,900   2,284,600 1,586,500

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

c. Includes internal consumption totaling 187,100 tons and 189,700 tons for the third quarter of 1995 and 1994, respectively, and 555,700 tons and 564,500 tons for the nine-month period of 1995 and 1994, respectively.

Oil Operation -
                                    Third Quarter         Nine Months
                                ------------------- ----------------------
                                  1995        1994     1995         1994
                                -------     -------  ---------   ---------
Sales (barrels)                 524,600     417,900  1,686,400   1,853,000
Average realized price           $15.58      $14.94     $15.86      $13.34
Operating income (in millions)    $(1.0)        $.2       $1.5        $2.2

     Main Pass oil operating income was impacted by $1.4 million of the previously discussed stock option charge. Third-quarter 1995 oil production reflects the hurricane-related shut in and certain workover activities. Net production for 1995 is estimated to total approximately
2.3 million barrels.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first nine months of 1995 increased to $214.3 million, compared with $155.5 million in the 1994 period, caused primarily by the improvement in FRP's earnings. Net cash used in investing activities was $22.8 million in 1995, consisting of capital expenditures, compared with $23.5 million generated during the 1994 period as a result of asset sales. Total capital expenditures for 1995 are expected to approximate $40 million. Net cash used in financing activities during the 1995 period totaled $177.4 million, compared with $192.2 million in the 1994 period. In early 1994, FRP issued $150 million of 8 3/4% Senior Subordinated Notes, using the proceeds to reduce other indebtedness.

     On October 17, 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. for $110 million cash. Mallinckrodt's animal feed ingredients business is one of the world's largest producers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons. This business is IMC-Agrico's largest phosphoric acid customer, consuming nearly 300,000 tons per year or about seven percent of IMC-Agrico's phosphoric acid capacity. This acquisition provides high quality diversification and growth for IMC-Agrico and enhances the joint venture's flexibility in maximizing returns from its core phosphate production.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On October 20, 1995, FRP declared a distribution of 60 cents per publicly held unit ($30.2 million) and 34 cents per FTX-owned unit ($18.3 million), payable November 15, 1995, bringing the total unpaid distribution due FTX to $382.4 million. Unpaid distributions due FTX will be recoverable from one-half of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The October 1995 distributable cash included $49.2 million from IMC-Agrico. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and future cash flow from FRP's sulphur and oil operations.

     In July 1995, FTX completed a plan to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. In connection with this restructuring plan, the existing FTX revolving credit agreement in which FRP participated was replaced with a new facility for FRP and FTX which will provide greater access to credit markets and reduce financing costs (Note 2). FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under this new credit facility ($227 million available as of October 20, 1995).

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



Date:  October 25, 1995





          FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP



                               EXHIBIT INDEX
                               -------------


                                                             Sequentially
                                                               Numbered
Number                       Description                         Page
------                       -----------                     ------------

 4.1 Credit Agreement dated as of June 30, 1995, among Freeport-McMoRan Resource Partners,
          Limited Partnership, Freeport-McMoRan Inc.
          ("FTX"), the several financial institutions that are parties thereto, Chemical Bank, as agent, and The Chase Manhattan Bank (National
          Association), as documentary agent.
          Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1995.

27.1      Financial Data Schedule