Form 10-K405
period 1995-12-31
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1996-03-28
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                                      or
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to _______________

                        Commission file number 1-9164

                     Freeport-McMoRan Resource Partners,
                             Limited Partnership
            (Exact name of registrant as specified in its charter)

           Delaware                                     72-1067072
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

      1615 Poydras Street
      New Orleans, Louisiana                              70112
      (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code: (504) 582-4000

      Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
      Title of Each Class                                  Which Registered
      ___________________                                  ________________

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

      Indicate  by  check  mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

      The aggregate market value of the Depositary Units held by non-affiliates of the registrant was approximately $1,096,975,000 on March 8, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Annual Report to unit holders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV of this report.
_______________________________________________________________________________

                              TABLE OF CONTENTS

                                                                          Page

Part I.......................................................................1
      Items 1 and 2. Business and Properties.................................1
              Overview.......................................................1
              Agricultural Minerals..........................................1
                Fertilizer Business-IMC-Agrico Company.......................2
                Phosphate Rock...............................................2
                Phosphate Fertilizers........................................2
                Animal Feed Ingredients......................................3
                Marketing....................................................3
              Sulphur Business...............................................4
                Production...................................................4
                Marketing....................................................5
              Oil............................................................5
              General........................................................5
                Competition..................................................5
                Operating Hazards............................................5
                Environmental Matters........................................6
              Relationship Between the Company and the FTX Group.............6
                Management and Ownership.....................................6
                Credit Arrangements..........................................7
                Conflicts of Interest........................................7
                Administrative Services Agreement............................8
      Item 3.   Legal Proceedings............................................8
      Item 4.   Submission of Matters to a Vote of Security Holders..........8

Part II......................................................................8
      Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters..........................................8
      Item 6.   Selected Financial Data......................................8
      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................9
      Item 8.   Financial Statements and Supplementary Data..................9
      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................9

Part III.....................................................................9
      Item 10.  Directors and Executive Officers of the Registrant...........9
      Item 11.  Executive Compensation......................................10
      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management..................................................10
      Item 13.  Certain Relationships and Related Transactions..............12

Part IV.....................................................................12
      Item 14.  Exhibits, Financial Statement Schedules and Reports on
      Form 8-K..............................................................12

Signatures.................................................................S-1

Index to Financial Statements..............................................F-1

Exhibit Index..............................................................E-1



                                    PART I

Items 1 and 2.  Business and Properties.

OVERVIEW

      Freeport-McMoRan Resource Partners, Limited Partnership ("FRP" or the "Company"), through its subsidiaries and joint venture operations, is one of the world's leading integrated phosphate fertilizer producers. The Company is a joint venture partner in IMC-Agrico Company ("IMC-Agrico"), the world's largest and one of the world's lowest cost producers, marketers and distributors of phosphate fertilizers, with operations in Central Florida and on the Mississippi River in Louisiana. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas, also make FRP the largest producer of Frasch sulphur in the world. The combined sulphur and phosphate mining and fertilizer production operations provide FRP with the competitive advantages of vertical integration and operating efficiencies and reduce the sensitivity of FRP's phosphate fertilizer costs to changes in raw materials prices.

      IMC-Agrico's business includes the mining and sale of phosphate rock and the production, marketing and distribution of phosphate fertilizers and animal feed ingredients. IMC-Agrico was formed as a joint venture partnership in July 1993 when FRP and IMC Global Inc. ("IMC") contributed their respective phosphate fertilizer businesses to IMC-Agrico. FRP believes that the combination of its internal production of raw materials, through its sulphur division and the IMC-Agrico joint venture, and the strategic location of IMC-Agrico's fertilizer operations provide it with a competitive advantage over other fertilizer producers.

      FRP's sulphur operations include the mining, purchase, transportation, terminalling and marketing of sulphur. The Main Pass deposit, which was discovered in 1988, contains the largest known sulphur reserve in North America. FRP's Main Pass offshore mining complex is the largest structure of its type in the Gulf of Mexico and one of the largest in the world. The mining complex reached full design capacity of 5,500 long tons per day in December 1993 and has since operated at or above design level. FRP has a 58.3% interest in the Main Pass mine and serves as its manager and operator. In January 1995, the Company began operating the Culberson mine when it acquired substantially all of the domestic assets of Pennzoil Sulphur Co. ("Pennzoil"). As of December 31, 1995, the Main Pass and Culberson mines were estimated to contain proved and probable sulphur reserves totaling 55.2 million long tons net to FRP.

      Main Pass also contains proved oil reserves from which FRP produces and sells oil for the Main Pass joint venture. Oil production averaged approximately 12,400 barrels per day (6,000 barrels net to FRP) during the year ended December 31, 1995. As of December 31, 1995, Main Pass was estimated to contain 15.9 million barrels (6.6 million barrels net to FRP) of proved oil reserves.

      FRP continues to benefit from significant improvements in phosphate fertilizer markets that began in late 1993 and continue into 1996. FRP's 1995 average realization for its principal fertilizer product, diammonium phosphate ("DAP"), increased approximately 55% to approximately $175 per short ton from the 1993 average of approximately $113 per short ton. In late March 1996, the spot market price for DAP as quoted in industry publications was approximately $200 per short ton, FOB Central Florida.

      The Company is a publicly traded Delaware limited partnership organized in 1986, the managing general partners of which are Freeport-McMoRan Inc. ("FTX") and FMRP Inc. ("FMRP"), a wholly owned subsidiary of FTX. As of December 31, 1995, FTX and FMRP held partnership units representing an approximate 51.5% interest in FRP, with the remaining interest being publicly owned and traded on the New York Stock Exchange. The public unitholders are entitled, through the fourth quarter of 1996, to receive minimum quarterly distributions prior to any distribution on the partnership units held by FTX and FMRP. See "Relationship Between the Company and the FTX Group."

AGRICULTURAL MINERALS

      FRP's agricultural minerals operations consists of its interest in the IMC-Agrico joint venture and FRP's sulphur business.

Fertilizer Business-IMC-Agrico Company

      In July 1993, FRP and IMC contributed to IMC-Agrico their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, marketing and distribution of phosphate fertilizers. At the time, FRP and IMC were among the largest and lowest cost phosphate fertilizer producers in the world. The formation of IMC-Agrico has reduced production costs by permitting the more efficient use of existing plant capacity as well as eliminating duplicative administrative and marketing functions.

      IMC-Agrico makes quarterly cash distributions to FRP and IMC, based on sharing ratios that vary from year to year until the fiscal year ending June 30, 1998. As a result of an agreement reached in January 1996, FRP's Current Interest was increased by 0.85% effective March 1, 1996, and on July 1, 1996, FRP's Capital Interest will also be increased by 0.85%. FRP's Current Interest and its Capital Interest as adjusted to give effect to the increases described above, are as follows:

        Fiscal Year                   Current Interest       Capital Interest
        Ending June 30                   As Adjusted            As Adjusted
        ______________                ________________       ________________

        1996 . . . . . . . . . .          53.95%               43.60%
        1997 . . . . . . . . . .          54.35%               43.05%
        1998 and thereafter. . .          41.45%               41.45%

      The IMC-Agrico policy committee establishes policies relating to the strategic direction of IMC-Agrico and assures that its policies are implemented. FRP and IMC have equal representation on the policy committee. The policy committee has the sole authority to make certain decisions affecting IMC-Agrico, including the authorization of certain expansion capital expenditures, incurring certain indebtedness, approving significant acquisitions and dispositions and certain other decisions.

      In January 1996, IMC-Agrico's day-to-day management was restructured so that it operates substantially as a stand-alone entity. Included in the restructuring was the establishment of a new office of the president of IMC-Agrico who is responsible for managing its business affairs. The president is appointed by IMC subject to the approval of the policy committee. An executive officer of FRP was selected as the initial president of IMC-Agrico and has joined IMC-Agrico in that role. The president reports to IMC who maintains responsibility for the operation of IMC-Agrico, subject to the terms of the partnership agreement governing IMC-Agrico and the direction of the policy committee.

Phosphate Rock

      IMC-Agrico's phosphate mining operations and production plants, located in Polk, Hillsborough, Hardee and Manatee Counties in central Florida, produce phosphate rock principally for the manufacture of phosphate fertilizers. IMC-Agrico sells phosphate rock to foreign distributors, domestic animal feed manufacturers and other phosphate fertilizer producers. IMC-Agrico uses phosphate rock internally in the production of phosphate fertilizers at its plants located in central Florida and in Louisiana. Phosphate rock is generally mixed with sulphuric acid to produce phosphoric acid from which various granulated phosphate products can be produced. IMC-Agrico's annual phosphate rock mining capacity is approximately 27 million tons per year and currently accounts for approximately 50% of domestic phosphate rock mining capacity and 19% of the western world's capacity. IMC-Agrico produced approximately 25 million tons of phosphate rock during the year ended December 31, 1995.

      As of December 31, 1995, FRP's share of IMC-Agrico's proved and probable phosphate rock reserves were approximately 186.4 million short tons that are mineable from existing operations, plus an additional 183.8 million short tons of phosphate rock deposits. Deposits are ore bodies which require additional economic and mining feasibility studies before they can be classified as reserves. These reserves are either owned by IMC-Agrico or controlled by it through long-term lease or royalty arrangements.

Phosphate Fertilizers

      IMC-Agrico manufactures phosphate fertilizers, principally DAP, monoammonium phosphate ("MAP") and granular triple superphosphate ("GTSP"), and related products, including sulphuric acid, phosphoric acid, anhydrous ammonia and urea. IMC-Agrico's fertilizer operations consist of six phosphoric acid and fertilizer manufacturing facilities, three in central Florida and three on the Mississippi River in Louisiana.

      IMC-Agrico's New Wales, Nichols and South Pierce plants are located in Florida. The New Wales complex, located near Mulberry, Florida, primarily produces DAP, MAP, GTSP and merchant grade phosphoric acid. The New Wales plant also produces animal feed ingredients (see "Animal Feed Ingredients"). The Nichols plant, located in Nichols, Florida, produces DAP, sulphuric acid and phosphoric acid. The South Pierce plant, located in Bartow, Florida, produces GTSP, sulphuric acid and phosphoric acid.

      IMC-Agrico's Faustina, Uncle Sam and Taft plants are located in Louisiana. The Faustina plant, located in Donaldsonville, Louisiana, produces DAP, MAP, anhydrous ammonia, urea, sulphuric acid and phosphoric acid. The Uncle Sam plant, located at Uncle Sam, Louisiana, produces sulphuric acid and phosphoric acid which is then shipped to the nearby Faustina and Taft plants, where it is used to produce DAP and MAP. The Taft plant, located in Taft, Louisiana, produces DAP and MAP. As market conditions dictate, operations at Taft are suspended by IMC-Agrico to avoid building excessive inventories.

      Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of phosphate fertilizers. Phosphate rock is supplied by IMC-Agrico's Florida mines. FRP supplies its share of IMC-Agrico's sulphur requirements through its production from the Main Pass and Culberson mines and IMC supplies IMC-Agrico with its sulphur requirements from its share of Main Pass production and purchases from third parties, including FRP. IMC-Agrico's ammonia needs are fulfilled by internal production from its Faustina plant and third party domestic suppliers under long-term contracts.

      IMC-Agrico's phosphoric acid capacity is approximately 4.0 million tons of contained P2O5 (P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide), which represents approximately 32% of U.S. production capacity and 11% of world capacity. IMC-Agrico operated at approximately 97% of P2O5 capacity in 1995 as compared to 93% in 1994.

      IMC-Agrico's plants have an estimated annual sustainable capacity to produce approximately 8.2 million tons of granulated phosphates (DAP, MAP and
GTSP), 10.4 million tons of sulphuric acid, 260,000 tons of urea and 565,000 tons of anhydrous ammonia. During 1995, IMC-Agrico produced approximately 7.6 million tons of granulated phosphates, as compared to 7.1 million tons in 1994.

Animal Feed Ingredients

      In October 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. for $110 million cash. Prior to the acquisition, this business was IMC-Agrico's largest P2O5 customer, consuming nearly 300,000 tons per year (approximately 7% of IMC-Agrico's capacity). FRP's portion of the purchase price was $46.2 million and was funded by borrowings under the Credit Facility. See "Relationship Between the Company and the FTX Group-Credit Arrangements."

      Prior to the acquisition, IMC-Agrico managed Mallinckrodt's animal feed plant operations on a contractual basis. The principal manufacturing facilities of the animal feed operations are located within IMC-Agrico's New Wales complex. This newly acquired business is one of the world's largest producers of phosphate-based animal feed ingredients and enhances IMC-Agrico's flexibility in maximizing returns from its core phosphate production.

Marketing

      IMC-Agrico sells its fertilizer products in the domestic and export markets under spot market and long-term contract terms. IMC-Agrico markets its products domestically throughout the eastern two-thirds of the United States. In 1995, approximately 40% of IMC-Agrico's phosphate fertilizer shipments were sold in the domestic market. Approximately 60% of IMC-Agrico's phosphate rock production was used in 1995 to produce phosphate fertilizers at its plants in Florida and Louisiana, with a majority of the remaining amount sold in the domestic market.

      Virtually all of FRP's export sales of phosphate fertilizers are marketed through the Phosphate Chemical Export Association ("Phoschem"), a Webb-Pomerene Act association. Since January 1995, IMC has been responsible for marketing DAP, MAP and GTSP for PhosChem's members. This marketing arrangement allows IMC-Agrico to interface directly with its major international customers and enhances its ability to pursue growth and marketing opportunities on a global basis.

      Although phosphate fertilizer sales are fairly constant from month to month, seasonal increases occur in the domestic market prior to the fall and spring planting of crops. Generally, domestic sales taper off after the spring planting season. However, this decline in domestic sales generally coincides with a time when major international buyers such as China, India and Pakistan purchase product for mid-year delivery.

      In conducting business abroad, IMC-Agrico is subject to the customary risks encountered in foreign operations, including changes in currency and exchange controls, the availability of foreign exchange, laws, policies and actions affecting foreign trade and government subsidies, tariffs and quotas.

      All of the Company's major products are commodities, and the markets and prices for such products have been volatile historically and may continue to be volatile in the future. The Company's operating margins and cash flow are subject to substantial fluctuations in response to changes in supply and demand for its products, conditions in the domestic and foreign agriculture industry, market uncertainties and a variety of additional factors beyond the Company's control.


SULPHUR BUSINESS

      FRP's sulphur operations include the mining, purchase, transportation, terminalling and sale of sulphur. In January 1995, FRP acquired essentially all of the domestic assets of Pennzoil, including the Culberson mine in Texas, sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, land and marine transportation equipment and sales and other related commercial contracts and obligations. As a result, FRP now produces sulphur from its Main Pass and Culberson mines for sale to IMC-Agrico and to third parties.

Production

      The Main Pass and Culberson mines utilize the Frasch mining process, which involves drilling wells and injecting superheated water into the underground sulphur deposit to melt the solid sulphur, which is then brought to the surface in liquid form. FRP and its predecessors have been using the Frasch process for over 80 years. FRP has also developed technology that allows it to use sea water in the Frasch process. FRP is not aware of any competitor that has developed a Frasch sulphur mine using superheated sea water.

      The Main Pass deposit was discovered by FRP in 1988. The mine currently has the highest production rate of any sulphur mine in the world and contains the largest known existing Frasch sulphur reserve in North America. The Main Pass offshore complex, more than a mile in length, is one of the largest structures of its type in the world and the largest in the Gulf of Mexico. The Main Pass mine reached full design capacity of 5,500 long tons per day in December 1993 and has since operated at or above design capacity. During the year ended December 31, 1995, production averaged approximately 6,000 long tons per day. The mine is owned 58.3% by FRP, 25% by IMC and 16.7% by Homestake Sulphur Company. At December 31, 1995, the Main Pass deposit was estimated to contain proved and probable sulphur reserves totaling 68.1 million long tons (39.7 million long tons net to FRP).

      FRP began operating the Culberson mine in January 1995 after acquiring the mine from Pennzoil. For the year ended December 31, 1995, production at the Culberson mine averaged approximately 2,500 long tons per day. FRP is implementing strategies to strengthen operating efficiencies at the Culberson mine to further reduce costs. As of December 31, 1995, the Culberson mine was estimated to contain proved and probable sulphur reserves totaling 15.5 million long tons.

      FRP also supplements its sulphur production by purchasing sulphur from third parties who recover sulphur in the production of oil and natural gas and the refining of petroleum products.

Marketing

      Sulphur produced at the Main Pass mine is transported by barge in liquid form to its storage, handling and shipping facilities located at Port Sulphur, Louisiana. Sulphur production from the Culberson mine is transported in liquid form by unit train to Galveston where storing, handling and shipping facilities are located. At both Port Sulphur and Galveston, sulphur purchased from others or transported for others may also be received. Sulphur is transported from Port Sulphur by barge to IMC-Agrico's and other customers' plants in Louisiana on the Mississippi River. Molten sulphur is also transported from Galveston and Port Sulphur by tanker to FRP's terminals at Tampa. Similar facilities at Pensacola, Florida are used for storage, handling and shipping of sulphur purchased from others or transported for others. FRP processes and transports for a fee both IMC's and Homestake's share of Main Pass sulphur and serves as marketing agent for Homestake.

      FRP's production of sulphur accounted for an estimated 30% of domestic and 8% of world elemental sulphur production in 1995. FRP's sulphur is used primarily to manufacture sulphuric acid, which is used primarily to produce phosphoric  acid,  one  of  the  basic  materials  used  to  produce phosphate fertilizers. During the year ended December 31, 1995, sales to domestic phosphate fertilizer producers, including IMC-Agrico, accounted for approximately 65% of FRP's total sulphur sales. A small number of companies account for a large portion of total United States sulphur consumption.


OIL

      Oil reserves are associated with the same caprock reservoir as the sulphur reserves at Main Pass. Oil production commenced in the fourth quarter of 1991 and averaged approximately 12,400 barrels per day (6,000 barrels per day net to FRP) during the year ended December 31, 1995. As of December 31, 1995, FRP estimated that the remaining proved recoverable oil reserves at Main Pass were approximately 15.9 million barrels (6.6 million barrels net to FRP). FRP currently does not intend to pursue oil operations that are not related to Main Pass.


GENERAL

Competition

      The sulphur, fertilizer and phosphate rock mining industries are highly competitive. All of the Company's products are commodities and the markets for such products can be volatile. Because competition is based largely on price, maintaining low production costs is critical to competitiveness. In this global business, IMC-Agrico faces stiff competition from overseas producers, most of which are state supported, especially those in North Africa and the former Soviet Union. Additionally, foreign competitors are frequently motivated by non-market factors such as the need for hard currency. In the United States, IMC-Agrico competes against a number of major phosphate fertilizer producers, including large cooperatives. FRP competes in the sulphur business with a number of domestic marketers of recovered sulphur and with Canadian, Mexican and Venezualan imports.

Operating Hazards

      The production of sulphur and phosphate fertilizer involves the handling of hazardous or toxic substances, some of which may have the potential, if released into the environment in sufficient quantities, to expose FRP and IMC-Agrico to significant liability. See "Environmental Matters."

      FRP's offshore sulphur mining and oil production operations, and its marine transportation operations, are subject to marine perils, including hurricanes and other adverse weather conditions. FRP's mining operations are also subject to the usual risks encountered in the Frasch mining industry, including fires, underground subsidence and blowouts. FRP's oil activities are subject to all of the risks normally incident to the development and production of oil, including blowouts, cratering and fires, each of which could result in injury to personnel and/or damage to property and the environment.

      The Company has in place programs to minimize the risks associated with its businesses. In addition, it has the benefit of certain liability, property damage, business interruption and other insurance coverage in types and amounts that it considers reasonable and believes to be customary in the Company's business. This insurance provides protection against loss from some, but not all, potential liabilities normally incident to the ordinary conduct of the Company's business, including coverage for certain types of damages associated with environmental and other liabilities that arise from sudden, unexpected and unforeseen events, with such coverage limits as management deems prudent. Through FTX, the Company also maintains a property insurance program that covers some, but not all of the risks of physical damage to tangible property of the Company as well as the corresponding cost of business interruption.

Environmental Matters

      FTX and FRP have a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, FTX has conducted preoperational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. FTX's Environmental Policy commits its operations to compliance with applicable laws and regulations. FTX has implemented corporate-wide environmental programs that include the activities of FRP and continues to study methods to reduce discharges and emissions.

      FRP's operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Exploration, mining, development and production of natural resources, and the chemical processing operations of IMC-Agrico, like similar operations of other companies, may affect the environment. Moreover, such operations involve the extraction, handling, production, processing, treatment, storage, transportation and disposal of materials and waste products that, under certain conditions, may be toxic or hazardous and are regulated under environmental laws. Although significant capital expenditures and operating costs have been and will continue to be incurred based on these requirements, FRP does not believe these expenditures and costs have had a material adverse effect on its business. Continued government and public emphasis on environmental issues can be expected to result in increased capital expenditures and operating costs in the future. However, the impact of future laws and regulations or of future changes to existing laws and regulations cannot be predicted or quantified.

      Federal legislation (sometimes referred to as "Superfund") imposes liability, without regard to fault, for cleanup of certain waste sites, even though such waste management activities may have been performed in compliance with regulations applicable at the time. Under the Superfund legislation, one party may be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at operating sites. States also have regulatory programs that can mandate waste cleanup. Liability under these laws can be significant and involves inherent uncertainties.

      The Company has received notices from governmental agencies that it is one of many potentially responsible parties at certain sites under relevant federal and state environmental laws. Some of these sites involve significant cleanup costs; however, at each of these sites other large companies with equal or larger proportionate shares are among the potentially responsible parties. The ultimate settlement for such sites usually occurs several years subsequent to the receipt of notices identifying potentially responsible parties because of the many complex technical and financial issues associated with site cleanup. FRP believes that the aggregate costs involved with these potential liabilities at sites for which notification has been received will not exceed amounts accrued and expects that any resulting costs would be incurred over a period of years.


RELATIONSHIP BETWEEN THE COMPANY AND THE FTX GROUP

Management and Ownership
      FTX and FMRP serve as the managing general partners of the Company and the directors and officers of FTX, together with FRP's officers, perform all FRP management functions and carry out the activities of FRP. The officers of FRP continue to be employees and officers of FTX and its other subsidiaries, but subject to certain exceptions, are employed principally for the operation of FRP's business. As of December 31, 1995, FTX and FMRP held partnership interests that represented an approximate 51.5% interest in the Company. As a result of being the administrative managing general partner and this ownership, FTX has the ability to control all matters relating to the management of the Company, including any determination with respect to the acquisition or disposition of Company assets, future issuance of additional debt or other securities of the Company and any distributions payable in respect of the Company's partnership interests. In addition to such other obligations as it may assume, FTX has the general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the holders of partnership interests.

      Under the terms of FRP's credit facility (the "Credit Facility"), the failure by FTX to maintain control of FRP, or the direct or indirect ownership of at least 50.1% of the partnership interests in FRP, would allow acceleration of the indebtedness thereunder. See "-Credit Arrangements."

      Publicly owned FRP units have cumulative preferential rights to receive minimum quarterly distributions of 60 cents per unit through the distribution to be made with respect to the quarter ending December 31, 1996 before any distributions may be made to FTX. On February 15, 1996, FRP paid a distribution of 62.5 cents per publicly held unit ($31.3 million) and 67.35 cents per FTX owned unit ($35.9 million), which reduced the total unpaid distribution due FTX by $2.6 million to $379.9 million. After December 31, 1996, FTX will recover this unpaid distribution on a quarterly basis from one half of any excess of future quarterly distributions over 60 cents per unit for all units.

Credit Arrangements

      On June 30, 1995, FTX and FRP entered into the Credit Facility, which is structured as a five-year revolving line of credit maturing on June 30, 2000. In February 1996, FRP sold $150 million of its 7% senior notes due 2008. Following the sale of notes in February 1996, the committed amount under the Credit Facility was reduced to $300 million, all of which is available to FRP and $75 million of which is available to FTX. As of March 8, 1996, $50 million was outstanding and $250 million was available under the Credit Facility.

      Under the Credit Facility, FTX is required to maintain at least a 50.1% ownership interest in FRP and control of FRP. FRP is not permitted to enter into any agreement restricting its ability to make distributions and is restricted in its ability to create liens and security interests on its assets. To secure the Credit Facility, FTX has pledged its FRP units representing a minimum 50.1% ownership in FRP and FRP has granted a security interest in its interest in IMC-Agrico and the Main Pass oil reserves. The Credit Facility places restrictions on, among other things, additional borrowings and requires FRP to maintain certain minimum working capital levels and specified cash flow to interest coverage ratios and not to exceed a specified debt-to-capitalization ratio.

      FRP has minimized amounts outstanding under the Credit Facility by borrowing excess funds from FTX. As of December 31, 1995, $24.7 million was outstanding under this arrangement. Interest is charged based on interest rates under the Credit Facility.

      In February 1994, IMC-Agrico entered into a $75 million revolving credit facility with a group of banks (the "IMC-Agrico Facility"). The IMC-Agrico Facility, which has a letter of credit subfacility for up to $25 million, provides for a three-year maturity with IMC-Agrico having the right to request one-year extensions of the revolving period. As of December 31, 1995, there were no borrowings outstanding under the IMC-Agrico Facility. Borrowings under the IMC-Agrico Facility are unsecured, with a negative pledge on substantially all of IMC-Agrico's assets. The IMC-Agrico Facility has minimum net partners' capital and fixed charge coverage requirements and a current ratio test, and places limitations on the incurrence of additional debt. It also prohibits changes, without bank approval, to the IMC-Agrico partnership agreement relating to distributions.

Conflicts of Interest

      The nature of the respective businesses of the Company and FTX and its affiliates may give rise to conflicts of interest between the Company and FTX. Conflicts could arise, for example, with respect to transactions involving potential acquisitions of businesses or mineral properties, the issuance of additional partnership interests, the determination of distributions to be made by the Company, the allocation of general and administrative expenses between FTX and the Company and other business dealings between the Company and FTX and its affiliates. Except in cases where a different standard may have been provided for, FTX has a general duty to act in good faith and to exercise rights of control in a manner that is fair and reasonable to the holders of FRP's partnership interests. In resolving conflicts of interest, FRP's partnership agreement permits FTX to consider the relative interest of each party to a potential conflict situation which, under certain circumstances, could include the interest of FTX and its other affiliates. The extent to which this provision is enforceable under Delaware law is not clear.

Administrative Services Agreement

      Since January 1, 1996, FM Services Company ("FMS"), a company owned 50% by each of FTX and FCX, has furnished general executive, administrative, financial, accounting, legal, environmental, insurance, personnel, engineering, tax, research and development, sales and certain other services to FTX pursuant to the terms of an Administrative Services Agreement (the "Services Agreement") in order to enable FTX to perform its duties as administrative managing general partner of the Company. The nature and timing of the services provided under the Services Agreement are similar to those historically provided directly by FTX to the Company. FRP reimburses FTX, at FTX's cost, including allocated overhead, for such services on a monthly basis, including amounts paid by FTX under the Services Agreement and allocated to FRP. Such costs are allocated among FRP, FTX and certain of FTX's other affiliates based on direct utilization whenever possible and an allocation formula based on a combination of the operating income, property, plant and equipment and capital expenditures of FRP, FTX and such other affiliates.

Item 3.  Legal Proceedings.

      FRP is involved from time to time in various legal proceedings of a character normally incident to its businesses. FRP believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of FRP. FRP, through FTX, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses with such coverage limits as management deems prudent.


Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.


                                   PART II


Item  5.   Market  for  Registrant's  Common  Equity  and Related  Stockholder
           Matters.

      The  information  set  forth under the captions "FRP  Units"  and  "Cash
Distributions" on the inside back cover of FRP's 1995 Annual Report to unitholders is incorporated herein by reference. As of March 8, 1996, there were 13,756 record holders of FRP Units.


Item 6.  Selected Financial Data.

      The information set forth under the caption "Selected Financial and Operating Data" on page 10 of FRP's 1995 Annual Report to unitholders is incorporated herein by reference.

      FRP's ratio of earnings to fixed charges for each of the years 1991 through 1995 inclusive, was 4.4x, 1.0x, a shortfall of $233.5 million, 3.2x and 5.5x, respectively. For purposes of this calculation, earnings are considered income from continuing operations before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 16 of FRP's 1995 Annual Report to unitholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

      The financial statements of FRP, the notes thereto and the report thereon of Arthur Andersen LLP appearing on pages 17 through 27 and the report of management appearing on page 17 of FRP's 1995 Annual Report to unitholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                   PART III



Item 10.  Directors and Executive Officers of the Registrant.

      As a limited partnership FRP has no directors. FTX and FMRP, as the managing general partners of FRP, perform comparable functions for FRP. The executive officers of FRP are appointed by FTX, and these officers, together with certain executive officers and directors of FTX, perform all management functions of FRP. The executive officers of FRP are employees of FTX. These FRP executive officers, together with the directors and executive officers of FTX who perform management functions on behalf of FRP, are collectively referred to as the "Executive Officers" in this Report.

      The following table shows, as of March 8, 1996, the names, ages, positions with FRP, FTX and FMRP and principal occupations of the Executive
Officers:

     Name             Age           Positions and Principal Occupations

Richard C. Adkerson    49           Director and Vice Chairman of the Board of
                                    FTX.

Thomas J. Egan         51           Senior Vice President of FTX.

Charles W. Goodyear    38           Senior   Vice   President  -  Finance  and
                                    Accounting and Chief  Financial Officer of
                                    FRP.   Executive  Vice President  of  FTX.
                                    Director of FMRP.

W. Russell King        46           Senior Vice President of FTX.

Rene L. Latiolais      53           President and Chief  Executive  Officer of
                                    FRP.    Director,   President   and  Chief
                                    Executive   Officer   of  FTX.   Director,
                                    Chairman of the Board, and President of FMRP.

James R. Moffett       57           Director and Chairman of the Board of FTX.

      All of the Executive Officers have served FTX or FRP in various executive capacities for at least the last five years.

Based upon a review of (i) Forms 3 and 4 and amendments thereto filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 ("Section 16") and furnished to FRP during 1995 by persons subject to Section 16 at any time during 1995 with respect to securities of FRP ("FRP Section 16 Insiders"),
(ii)  Forms  5  and amendments thereto with respect to 1995 filed pursuant  to
Section 16 and furnished to FRP by FRP Section 16 Insiders, and (iii) written representations from certain FRP Section 16 Insiders, no FRP Section 16 Insider failed to file altogether or timely any reports required by Section 16 with respect to the securities of FRP.

Item 11.  Executive Compensation.

      FRP does not employ any Executive Officers and no compensation was provided by FRP to any Executive Officer for services rendered in any capacity in 1995. The President and Chief Executive Officer of FRP is Rene L. Latiolais, and the four most highly compensated Executive Officers other than Mr. Latiolais in 1995 were Richard H. Block, Robert B. Foster, Charles W.
Goodyear, and James R. Moffett. The determination of the most highly compensated Executive Officers was made by reference to the salary and bonus of each Executive Officer allocated to FRP for 1995.

      The services of Executive Officers of FRP are provided to FRP by FTX as provided in the FRP partnership agreement, for which FRP reimburses FTX at its cost, including allocated overhead. All Executive Officers are employees of FTX, are compensated exclusively by FTX, and are eligible to participate in FTX benefit plans and programs. The total costs to FTX for Executive Officers, including costs of such plans and programs, are allocated to FRP, to the extent practicable, in proportion to the time spent by Executive Officers on FRP affairs.

      Reference is made to the information set forth under Part 1, Items 1 and 2 "Business and Properties - Relationship between the Company and the FTX Group" above and to the information set forth in Note 6 to the FRP Financial Statements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table contains certain information concerning the beneficial ownership of FRP units as of December 31, 1995 by each person known by FRP to be the beneficial owner of more than 5% of any class of FRP equity security, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission (the "SEC") and based on information furnished to FRP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.


                                                 Number of
                                             Partnership Units        Percent
Name and Address of Beneficial Owner           Beneficially              of
____________________________________              Owned                Class
                                                  _____                _____

Freeport-McMoRan Inc.                        52,284,950(a)             51.0%
1615 Poydras Street
New Orleans, Louisiana 70112

Vanguard/Windsor Fund, Inc.                   6,085,800(b)              5.9%
Post Office Box 2600
Valley Forge, Pennsylvania 19482-2600


__________________________

(a)   Consists  of  135,034  FRP  Depositary  Units  and  52,149,916  FRP Unit
      Equivalents.

(b) Vanguard/Windsor Fund, Inc. has sole voting power and shared investment power as to all 6,085,800 Partnership Units, consisting solely of FRP Depositary Units.

                          _____________________________


      The following table contains information concerning the beneficial ownership of FRP Depositary Units and shares of FTX common stock ("FTX Shares") as of December 31, 1995 by (a) each Executive Officer identified under Item 11, "Executive Compensation," and (b) all Executive Officers as a group, determined in accordance with Rule 13d-3 of the SEC and based upon information furnished to FRP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.


                                     Number of                  Number of
                                   FRP Depositary               FTX Shares
    Name of Beneficial                 Units                   Beneficially
          Owner                     Beneficially               Owned(a)(b)
                                      Owned(a)
-----------------------           ----------------             ------------
Richard H. Block                          2,184                   31,255

Robert B. Foster                             41                   30,162

Charles W. Goodyear                           0                   58,504(c)

Rene L. Latiolais                           707(d)                78,904

James R. Moffett                         39,600(e)               306,714(e)


All Executive
  Officers as a group
  (9 persons)                            45,791(f)               626,561(f)


_________________________

(a) With the exception of Mr. Moffett, who beneficially owns 1.1% of the outstanding FTX Shares, each of the individuals referred to holds less than 1% of the outstanding FRP Depositary Units and FTX Shares, respectively.

(b) Includes FTX Shares held by a trustee for the benefit of such individual under the Employee Capital Accumulation Program of FTX, as follows: Mr. Block, 2,420 FTX Shares; Mr. Foster, 252 FTX Shares; Mr. Goodyear, 605 FTX Shares; Mr. Latiolais, 2,850 FTX Shares; Mr. Moffett, 4,213 FTX Shares; all Executive Officers as a group, 18,726 FTX Shares. Also includes FTX Shares that could be acquired within 60 days after December 31, 1995 upon the exercise of options granted pursuant to the employee stock option plans of FTX, as follows: Mr. Block, 28,835 FTX Shares; Mr. Foster, 29,910 Shares; Mr. Goodyear, 57,889 FTX Shares; Mr. Latiolais, 47,726 FTX Shares; all Executive Officers as a group, 264,977 FTX Shares.

(c) Includes 10 FTX Shares held in a retirement trust for the benefit of Mr. Goodyear.

(d) Includes 573 FRP Depositary Units held for the benefit of Mr. Latiolais by the custodian under FRP's Depositary Unit Reinvestment Plan.

(e) Includes 39,600 FRP Depositary Units and 32,124 FTX Shares held for the benefit of a trust with respect to which Mr. Moffett, as a co-trustee, shares voting and investment power but as to which he disclaims beneficial ownership.

(f) See notes (b) through (e) above. Includes 149 FTX Shares held in a retirement trust for the benefit of one of the Executive Officers. The total number of FRP Depositary Units and FTX Shares represent less than 1% of the outstanding FRP Depositary Units and approximately 2.2% of the outstanding FTX Shares, respectively.

                         ____________________________

Item 13.  Certain Relationships and Related Transactions.

      Reference is made to the information set forth in Items 1 and 2, "Business and Properties - Relationship between the Company and the FTX Group" above, to the information set forth in Item 11, "Executive Compensation" above and to the information set forth in Note 6 to the FRP Financial Statements.

                                   PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a)(1).  Financial Statements.

      Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(2).     Financial Statement Schedules.

      Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).     Exhibits.

      Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b).        Reports on Form 8-K.

      During the last quarter of the period covered by this report, FRP filed a report on Form 8-K dated November 14, 1995 reporting an event under item  5 thereof.  No financial statements were filed.


                                  SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1996.

                              FREEPORT-McMoRan RESOURCE
                                 PARTNERS, LIMITED PARTNERSHIP

                              By:   FREEPORT-McMoRan Inc.,
                                    Its Administrative Managing
                                    General Partner

                              By:               /s/ James R. Moffett
                                    ___________________________________________
                                                    James R. Moffett
                                                 Chairman of the Board


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.

Signature
_________


             *                            President    and   Chief   Executive
_____________________________             Officer of Freeport-McMoRan Resource
     Rene L. Latiolais                    Partners,  Limited  Partnership, and
                                          Director of Freeport-McMoRan Inc.
                                          (Principal Executive Officer)

             *                            Senior   Vice  President  and  Chief
_____________________________             Financial   Officer   of   Freeport-
    Charles W. Goodyear                   McMoRan  Resource  Partners, Limited
                                          Partnership   (Principal   Financial
                                          Officer)


             *                            Vice  President  and  Controller  of
_____________________________             Freeport-McMoRan Resources Partners,
      Nancy D. Bonner                     Limited    Partnership    (Principal
                                          Accounting Officer)


             *                            Director of Freeport-McMoRan Inc.
____________________________
    Richard C. Adkerson



             *                            Director of Freeport-McMoRan Inc.
____________________________
     Robert W. Bruce III



             *                            Director of Freeport-McMoRan Inc.
____________________________
     Thomas B. Coleman



             *                            Director of Freeport-McMoRan Inc.
____________________________
       Robert A. Day



             *                            Director of Freeport-McMoRan Inc.
____________________________
  William B. Harrison, Jr.



             *                            Director of Freeport-McMoRan Inc.
____________________________
     Henry A. Kissinger



             *                            Director of Freeport-McMoRan Inc.
____________________________
     Bobby Lee Lackey



             *                            Director of Freeport-McMoRan Inc.
____________________________
   Gabrielle K. McDonald



   /s/ James R. Moffett                   Director  and  Chairman of the Board
____________________________              of Freeport-McMoRan Inc.
      James R. Moffett



             *                            Director of Freeport-McMoRan Inc.
____________________________
       George Putnam



             *                            Director of Freeport-McMoran Inc.
____________________________
     B. M. Rankin, Jr.



             *                            Director of Freeport-McMoRan Inc.
____________________________
    J. Taylor Wharton



             *                            Director of Freeport-McMoRan Inc.
____________________________
     Ward W. Woods, Jr.


By: /s/ James R. Moffett
   _________________________
       James R. Moffett
       Attorney-in-Fact




                 INDEX TO FINANCIAL STATEMENTS


     The financial statements of FRP, the notes thereto, and the report thereon of Arthur Andersen LLP, appearing on pages 17 through 27, inclusive, of FRP's 1995 Annual Report to unitholders are incorporated by reference.

     The financial statement schedules listed below should be read in conjunction with such financial statements contained in FRP's 1995 Annual Report to unitholders.

                                                            Page

     Report of Independent Public Accountants               F-1

     III-Condensed Financial Information of Registrant      F-2

     VIII-Valuation and Qualifying Accounts                 F-5

     Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 included in Freeport-McMoRan Resource Partners, Limited Partnership's annual report to unitholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                             Arthur Andersen LLP

New Orleans, Louisiana,
  January 23, 1996

     FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         BALANCE SHEETS

                                         December 31,
                                   ------------------------
                                      1995          1994
                                   ----------    ----------
                                        (In Thousands)
ASSETS
Current assets
Cash and short-term investments    $    6,021    $    8,409
Accounts receivable:
  Customers                            23,666         9,359
  Other                                16,680        12,134
Inventories:
  Products                             22,221        25,443
  Materials and supplies                9,542         6,150
Prepaid expenses and other              2,545           273
                                   ----------    ----------
  Total current assets                 80,675        61,768
Property, plant and equipment-net     533,100       506,590
Investment in IMC-Agrico              428,922       397,937
Other assets                           40,169        43,256
                                   ----------    ----------
Total assets                       $1,082,866    $1,009,551
                                   ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued
 liabilities                       $   56,539    $   29,877
Long-term debt, less current
 portion                              371,140       355,000
Reclamation and mine shutdown
 reserves                              76,857        58,762
Accrued postretirement benefits
 and other liabilities                173,864       118,252
Partners' capital                     404,466       447,660
                                   ----------    ----------
Total liabilities and
 partners' capital                 $1,082,866    $1,009,551
                                   ==========    ==========

The footnotes contained in FRP's 1995 Annual Report to unitholders are an integral part of these statements.

     FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    STATEMENTS OF OPERATIONS

                                          Years Ended December 31,
                                   --------------------------------------
                                      1995          1994          1993
                                   ----------    ----------    ----------
                                               (In Thousands)
Revenues                           $  202,498    $  111,185    $  424,717
Cost of sales:
Production and delivery               119,239        61,211       344,944
Depreciation and amortization          42,142        38,825        81,521
                                   ----------    ----------    ----------
  Total cost of sales                 161,381       100,036       426,465
Exploration expenses                        -             -         3,092
Provision for restructuring
 charges                                    -             -        33,947
Loss on valuation and sale
 of assets, net                             -             -       114,802
General and administrative
 expenses                              50,492        28,949        58,660
                                   ----------    ----------    ----------
  Total costs and expenses            211,873       128,985       636,966
                                   ----------    ----------    ----------
Operating loss                         (9,375)      (17,800)     (212,249)
Interest expense, net                 (30,138)      (32,297)      (12,293)
Equity in earnings of IMC-Agrico      201,704       136,671         1,037
Other income (expense), net              (783)       (2,608)        1,094
                                   ----------    ----------    ----------
Income (loss) before changes
 in accounting principle              161,408        83,966      (222,411)
Cumulative effect of changes
 in accounting principle                    -             -       (23,700)
                                   ----------    ----------    ----------
Net income (loss)                  $  161,408    $   83,966    $ (246,111)
                                   ==========    ==========    ==========

The footnotes contained in FRP's 1995 Annual Report to unitholders are an integral part of these statements.

     FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     STATEMENTS OF CASH FLOW

                                           Years Ended December 31,
                                   --------------------------------------
                                      1995          1994          1993
                                   ----------    ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income (loss)                  $  161,408    $   83,966    $ (246,111)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
  Cumulative effect of changes
   in accounting principle                  -             -        23,700
  Depreciation and amortization        42,142        38,825        81,521
  Other noncash charges to income                     6,495         7,150
  Provision for restructuring
   charges, net of payments                 -             -         3,143
  Loss on valuation and sale
   of assets, net                           -             -       114,802
  Equity in earnings of
   IMC-Agrico                        (201,704)     (136,671)       (1,037)
  Cash distributions received from
   IMC-Agrico                         219,515       233,617             -
  (Increase) decrease in working
   capital, net of effect of
   acquisitions and dispositions:
    Accounts receivable               (16,875)       (2,311)       (1,552)
    Inventories                         5,353         7,058        (4,750)
    Prepaid expenses and other         (2,272)            -         1,933
    Accounts payable and accrued
     liabilities                       29,590          (389)        1,561
  Reclamation and mine shutdown
   expenditures                        (2,065)       (5,270)       (9,980)
  Other                                 8,478         5,056         2,935
                                   ----------    ----------    ----------
Net cash provided by (used in)
 operating activities                 243,570       230,376       (26,685)
                                   ----------    ----------    ----------
Cash flow from investing activities:
Capital expenditures                  (13,331)      (11,231)      (47,579)
Investment in IMC-Agrico              (46,200)            -             -
Sale of assets                            375        36,919        49,961
Other                                   1,531           530         4,711
                                   ----------    ----------    ----------
Net cash provided by (used in)
 investing activities                 (57,625)       26,218         7,093
                                   ----------    ----------    ----------
Cash flow from financing activities:
Distributions to partners            (202,541)     (127,368)     (121,180)
Proceeds from debt                    623,259        50,400       468,137
Repayment of debt                    (606,990)     (321,300)     (329,164)
Purchase of partnership units          (2,061)       (1,342)            -
Proceeds from sale of 8 3/4%
 Senior Subordinated Notes                  -       146,125             -
                                   ----------    ----------    ----------
Net cash provided by (used in)
 financing activities                (188,333)     (253,485)       17,793
                                   ----------    ----------    ----------
Net increase (decrease) in cash
 and short-term investments            (2,388)        3,109        (1,799)
Cash and short-term investments
 at beginning of year                   8,409         5,300         7,099
                                   ----------    ----------    ----------
Cash and short-term investments
 at end of year                    $    6,021    $    8,409    $    5,300
                                   ==========    ==========    ==========
Interest paid                      $   27,818    $   25,094    $   22,997
                                   ==========    ==========    ==========

The footnotes contained in FRP's 1995 Annual Report to unitholders are an integral part of these statements.

     FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

      for the years ended December 31, 1995, 1994 and 1993

Col. A           Col. B               Col. C             Col. D      Col. E
-------------  ----------    -----------------------   ----------  -----------
                                    Additions
                             ------------------------
               Balance at    Charged to    Charged to               Balance at
               Beginning     Costs and       Other      Other-Add     End of
Description    of Period      Expenses      Accounts     (Deduct)     Period
-------------  ----------    ----------    ----------   ----------  ----------
                                         (In Thousands)
Reserves and allowances deducted from asset accounts:

Reclamation and mine shutdown reserves:
1995:
  Sulphur     $   55,105    $    2,643    $        -   $   14,206a $   71,954
  Fertilizer      37,683         2,785             -       (4,537)     35,931
  Oil              3,657         1,257             -          (11)      4,903
              ----------    ----------    ----------   ----------  ----------
              $   96,445    $    6,685    $            $    9,658b $  112,788
              ==========    ==========    ==========   ==========  ==========
1994:
  Sulphur     $   57,287    $    1,041    $        -   $   (3,223) $   55,105
  Fertilizer      38,437         2,310             -       (3,064)     37,683
  Oil              1,609         2,385             -         (337)      3,657
              ----------    ----------    ----------   ----------  ----------
              $   97,333    $    5,736    $        -   $   (6,624)b$   96,445
              ==========    ==========    ==========   ==========  ==========
1993:
  Sulphur     $   35,200    $   27,562    $        -   $   (5,475) $   57,287
  Fertilizer      18,543         5,365             -       14,529c     38,437
  Oil              1,409         1,021             -         (821)      1,609
              ----------    ----------    ----------   ----------  ----------
              $   55,152    $   33,948    $        -   $    8,233b $   97,333
              ==========    ==========    ==========   ==========  ==========

a. Includes $23.5 million of liabilities assumed in connection with the acquisition of the sulphur assets of Pennzoil Co. (see
Note 4 to the Financial Statements).

b. Includes expenditures of $10.5 million in 1995, $11.2 million in 1994 and $13.2 million in 1993.

c. Includes $19.7 million which represents FRP's proportionate share of IMC-Agrico liabilities (see Note 2 to the Financial
Statements) in excess of the FRP contributed amounts.

           Freeport-McMoRan Resource Partners, Limited Partnership

                          Exhibit Index

Exhibit                                                        Sequentially
Number                                                           Numbered
_______                                                            Page
                                                               ____________

3.1 Amended and Restated Agreement of Limited Partnership of FRP dated as of May 29, 1987 (the "FRP Partnership Agreement") among FTX, Freeport Phosphate Rock Company and Geysers Geothermal Company, as general partners, and Freeport Minerals Company ("FMC"), as general partner and attorney-in-fact for the limited partners, of FRP. Incorporated by reference to Exhibit B to the Prospectus dated May 29, 1987 included in FRP's Registration Statement on Form S-1, as amended, as initially filed with the Commission on May 29, 1987 (Registration No. 33-13513).

3.2 Amendment to the FRP Partnership Agreement dated as of December 16, 1988 effected by FMC, as Administrative Managing General Partner, and FTX, as General Partner of FRP. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1994.

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

3.7 Amended and Restated Certificate of Limited Partnership of FRP dated June 12, 1986 (the "FRP Partnership Certificate"). Incorporated by reference to Exhibit 3.3 to FRP's Registration Statement on Form S-1, as amended, as initially filed with the
           Commission   on  June  20,  1986   (Registration   No.
           33-5561).

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

4.1 Deposit Agreement dated as of June 27, 1986 (the "Deposit Agreement") among FRP, The Chase Manhattan Bank, N.A. ("Chase") and Freeport Minerals Company ("Freeport Minerals"), as attorney-in-fact of those limited partners and assignees holding depositary receipts for units of limited partnership interest in FRP ("Depositary Receipts"). Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K of FTX dated July 11, 1986.

4.2 Resignation dated December 26, 1991 of Chase as Depositary under the Deposit Agreement and appointment dated December 27, 1991 of Mellon Bank, N.A. ("Mellon") as successor Depositary, effective January 1, 1992. Incorporated by reference to Exhibit 4.5 to the FRP 1991 Form 10-K.

4.3 Service Agreement dated as of January 1, 1992 between FRP and Mellon pursuant to which Mellon serves as Depositary under the Deposit Agreement and Custodian under the Custodial Agreement. Incorporated by reference to Exhibit 4.6 to the FRP 1991 Form 10-K.

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

4.7 FRP Depositary Unit Reinvestment Plan. Incorporated by reference to Exhibit 4.4 to the FRP 1991 Form 10-K.

4.8        Credit  Agreement  dated  as  of  June  30,  1995 (the
           "FTX/FRP Credit Agreement") among FTX, FRP, the various financial institutions which are parties thereto (the "Banks"), Chemical Bank, as Administrative Agent and Chase, as Documentary Agent (collectively, the "Agents"). Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of FRP for the quarter ended September 30, 1995.

4.9 First Amendment dated as of January 10, 1996 to the FTX/FRP Credit Agreement among FTX, FRP, the FTX/FRP Banks and the Agents. Incorporated by reference to
           Exhibit 10.2 to the Current Report on 8-K of FRP dated February 13, 1996.

4.10 Subordinated Indenture as of October 26, 1990 (the "Subordinated Indenture") between FRP and Manufacturers Hanover Trust Company ("MHTC") as Trustee. Incorporated by reference to Exhibit 4.11 to the FRP 1993 Form 10-K.

4.11 First Supplemental Indenture dated as of February 15, 1994 between FRP and Chemical Bank, as Successor to MHTC, as Trustee, to the Subordinated Indenture providing for the issuance of $150,000,000 of aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2004. Incorporated by reference to Exhibit 4.12 to the FRP 1993 Form 10-K.

4.12       Form of Senior Indenture (the "Senior Indenture") from
           FRP to Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form
           8-K of FRP dated February 13, 1996.

4.13 Form of Supplemental Indenture dated February 14, 1996 from FRP to Chemical Bank, as Trustee, to the Senior Indenture providing for the issuance of $150,000,000 aggregate principal amount of 7% Senior Notes due 2008. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 16, 1996 of FRP.

10.1 Contribution Agreement dated as of April 5, 1993 between FRP and IGL (the "FRP-IGL Contribution Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FRP dated July 15, 1993 (the "FRP July 15, 1993 Form 8-K").

10.2       First  Amendment  dated as of July 1, 1993 to the FRP-
           IGL Contribution Agreement. Incorporated by reference to Exhibit 2.2 to the FRP July 15, 1993 Form 8-K.

10.3       Amended and Restated Partnership Agreement dated as of
           May  26,  1995  among  IMC-Agrico  GP Company, Agrico,
           Limited Partnership and IMC-Agrico MP Inc.

10.4 Amendment and Agreement dated as of January 23, 1996 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc., IMC Global Operations, Inc. and IMC-Agrico Company. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 13, 1996 of FRP.

10.5       Amended  and Restated Parent Agreement dated as of May
           26, 1995 among IMC Global Operations, Inc., FRP, FTX and IMC-Agrico.

10.6 Asset Purchase Agreement dated as of October 22, 1994 between FRP and Pennzoil Company (the "Asset Purchase Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FRP dated January 18, 1995 (the "FRP January 18, 1995 8-K").

10.7       Amendment  No.  1  dated  as of January 3, 1995 to the
           Asset Purchase Agreement.   Incorporated  by reference
           to Exhibit 2.2 to the FRP January 18, 1995 8-K.

12.1       FRP Computation of Ratio of Earnings to Fixed Charges.

13.1       Those   portions   of   the   1996  Annual  Report  to
           unitholders of FRP which are incorporated herein by reference.

21.1       Subsidiaries of FRP.

23.1       Consent of Arthur Andersen LLP dated March 27, 1996.

23.2       Consent of Ernst & Young LLP dated March 27, 1996.

24.1 Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of FTX.

27.1       FRP Financial Data Schedule.

99.1       Report of Ernst & Young LLP