Form 10-Q
period 1996-03-31
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1996-04-26
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1996


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

                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                 CONDENSED BALANCE SHEETS (Unaudited)

                                   March 31,    December 31,
                                      1996          1995
                                   ----------    ----------
                                        (In Thousands)
ASSETS
Current assets:
Cash and short-term investments    $   23,907    $   22,508
Accounts receivable                    71,532        81,101
Inventories                           134,399       119,010
Prepaid expenses and other              1,953         3,692
                                   ----------    ----------
  Total current assets                231,791       226,311
Property, plant and equipment, net    937,062       949,131
Other assets                           50,948        53,663
                                   ----------    ----------
Total assets                       $1,219,801    $1,229,105
                                   ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued
 liabilities                       $  125,868    $  127,020
Long-term debt, less current
 portion                              390,501       384,241
Reclamation and mine shutdown
 reserves                             105,555       112,788
Accrued postretirement benefits
 and other liabilities                198,003       200,590
Partners' capital                     399,874       404,466
                                   ----------    ----------
Total liabilities and
 partners' capital                 $1,219,801    $1,229,105
                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.



       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME (Unaudited)

                                     Three Months Ended
                                          March 31,
                                   -----------------------
                                      1996          1995
                                   ----------    ----------
                                    (In Thousands, Except
                                      Per Unit Amounts)
Revenues                           $  256,661    $  254,265
Cost of sales:

Production and delivery               169,684       171,950
Depreciation and amortization          10,934        13,941
                                   ----------    ----------
  Total cost of sales                 180,618       185,891
Gain on IMC-Agrico investment         (11,917)            -
General and administrative
 expenses                              16,499        14,059
                                   ----------    ----------
  Total costs and expenses            185,200       199,950
                                   ----------    ----------
Operating income                       71,461        54,315
Interest expense, net                  (8,205)       (7,854)
Other income (expense), net              (595)         (129)
                                   ----------    ----------
Net income                         $   62,661    $   46,332
                                   ==========    ==========

Net income per unit                      $.61          $.45
                                         ====          ====

Average units outstanding             103,466       103,554
                                      =======       =======

Distributions paid per
 publicly held unit                     $.625          $.60
                                        =====          ====


The accompanying notes are an integral part of these financial statements.



        FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                 STATEMENTS OF CASH FLOW (Unaudited)

                                     Three Months Ended
                                          March 31,
                                   ------------------------
                                      1996          1995
                                   ----------    ----------
                                        (In Thousands)
Cash flow from operating activities:
Net income                         $   62,661    $   46,332
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization        10,934        13,941
  Gain on IMC-Agrico investment       (11,917)            -
  Cash distribution from
   IMC-Agrico in excess of
   interest in capital                 11,777        12,800
  Reclamation and mine shutdown
   expenditures                        (2,411)       (2,121)
  (Increase) decrease in working
   capital, net of effect of
    acquisitions:
    Accounts receivable                 9,530         5,907
    Inventories                       (15,389)        6,066
    Prepaid expenses and other          1,739           798
    Accounts payable and
     accrued liabilities               (2,509)        7,530
  Other                                 3,647         4,788
                                   ----------    ----------
Net cash provided by
 operating activities                  68,062        96,041
                                   ----------    ----------

Cash flow from investing activities:
Capital expenditures                   (7,501)       (6,367)
Sale of assets                          4,000             -
                                   ----------    ----------
Net cash used in
 investing activities                  (3,501)       (6,367)
                                   ----------    ----------

Cash flow from financing activities:
Distributions to partners             (67,253)      (44,162)
Repayments of debt, net              (143,740)      (25,884)
Proceeds from sale of 7%
 Senior Notes                         147,831             -
Purchase of Partnership units               -        (2,061)
                                   ----------    ----------
Net cash used in
 financing activities                 (63,162)      (72,107)
                                   ----------    ----------
Net increase in cash and
 short-term investments                 1,399        17,567
Cash and short-term investments
 at beginning of year                  22,508         9,859
                                   ----------    ----------
Cash and short-term investments
 at end of period                  $   23,907    $   27,426
                                   ==========    ==========


The accompanying notes are an integral part of these financial statements.



       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

1.  LONG-TERM DEBT
In February 1996, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) sold $150 million of its 7% Senior Notes due 2008. Net proceeds of $147.8 million were used to reduce bank indebtedness. Following the sale of the 7% Senior Notes, the committed amount under FRP's credit facility was reduced from $400 million to $300 million. As of March 31, 1996, $240 million was available under the credit facility.

2.  INVESTMENT IN IMC-AGRICO COMPANY
In March 1996, FRP and its joint venture partner in IMC-Agrico increased FRP's ownership in IMC-Agrico by 0.85 percent. As a result, FRP recognized a gain of $11.9 million resulting from the increased share of IMC-Agrico's net assets.

3.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first three months of 1996 and 1995 was 7.8 to 1 and 6.2 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                         -------------------

                               Remarks

The information furnished herein should be read in conjunction with FRP's financial statements contained in its 1995 Annual Report to unitholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                           First Quarter
                        --------------------
                          1996         1995
                        -------      -------
                        (In Millions, Except
                          Per Unit Amounts)
Revenues                $ 256.7      $ 254.3
Operating income           71.5         54.3
Net income                 62.7         46.3
Net income per unit         .61          .45

Freeport-McMoRan Resource Partners, Limited Partnership (FRP) operating results for the first quarter of 1996 benefited from higher earnings at both its agricultural minerals and oil operations. The improvement in earnings was caused by an increase in average phosphate fertilizer and oil realizations from their 1995 period levels. Additionally, FRP recognized an $11.9 million gain resulting from the increase in FRP's ownership of IMC-Agrico Company (Note 2). Partially offsetting these positive factors were lower sales volumes for each of FRP's products and charges totaling $3.0 million representing miscellaneous asset valuations at IMC-Agrico.

     Depreciation and amortization for the 1996 quarter decreased $3.0 million from the 1995 period amount, primarily attributable to a $2.3 million decline related to FRP's disproportionate interest in the IMC-Agrico joint venture cash distributions and a $1.1 million reduction from Main Pass oil operations caused by the decline in sales volumes between periods. These decreases were partially offset by depreciation totaling $0.6 million associated with the Mallinckrodt animal feed ingredients operations purchased in October 1995.

     First-quarter 1996 general and administrative expenses rose $2.4 million from the 1995 quarter amount. Costs of stock appreciation rights, caused by the increase in the Freeport-McMoRan Inc. (FTX) common stock price during the periods, totaled $2.0 million in the 1996 quarter versus $1.2 million in the 1995 quarter. The 1996 quarter also includes the Mallinckrodt operations, whereas the 1995 period included a $1.2 million charge for the reorganization of IMC-Agrico's marketing function.

Agricultural Minerals Operations - FRP's agricultural minerals operations, which includes its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported first-quarter 1996 operating income of $76.2 million on revenues of $247.2 million compared with operating income of $55.4 million on revenues of $244.7 million for the 1995 period. Significant items impacting operating income are as follows (in millions):


Agricultural minerals operating income -1995               $ 55.4
                                                           ------
Increases (decreases):
  Sales volumes                                             (37.3)
  Realizations                                               43.1
  Other                                                      (3.3)
                                                           ------
    Revenue variance                                          2.5
  Cost of sales                                               4.4a
  Gain on IMC-Agrico investment                              11.9
  General and administrative                                  2.0
                                                           ------
                                                             20.8
                                                           ------
Agricultural minerals operating income -1996               $ 76.2
                                                           ======

a. Includes a reduction to depreciation of $7.1 million and $4.8 million for the first quarter of 1996 and 1995, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. First-quarter 1996 also includes $3.0 million of asset valuation charges from IMC-Agrico.

     FRP's first-quarter 1996 phosphate fertilizer sales volumes were 12 percent lower than those in the 1995 period, as IMC-Agrico experienced reduced demand for diammonium phosphate (DAP), its principal fertilizer product. Although IMC-Agrico's export sales continued strong because of its 1996 sales agreement with China, domestic sales declined as dealers, whose inventories were sufficient for the start of the cooler than normal spring season, delayed purchases. This decline in demand prompted IMC-Agrico to temporarily idle its Taft, Louisiana phosphate fertilizer facility in mid-March and reduce DAP production at its New Wales, Florida facility in mid-April to manage its increasing product inventory. Although fertilizer prices weakened late in the first quarter of 1996, FRP's average DAP realization for the current quarter increased 22 percent from year-ago levels resulting in improved cash margins. The price improvement was primarily the result of the tight supply/demand situation experienced during late 1995 that moved prices higher into early 1996. Additionally, because of a change in contract terms, FRP's 1996 DAP sales included large volumes to China at market-related prices at the time of shipment, whereas contracted sales to China in 1995 were made at prices which ultimately were below market at the time of shipment. FRP's phosphate fertilizer unit production costs were higher than in the 1995 period, primarily reflecting increased costs for phosphate rock.

     Near-term sales volumes are expected to be seasonally strong as U.S. farmers begin planting. Record high grain prices combined with higher planted acreage should yield above normal product movement to the field during the second quarter. Fertilizer prices for the balance of the year will depend on developments during the growing season and the level of demand in export markets. The long-term fundamental market outlook remains favorable considering record low global grain stocks and higher commodity prices. As a result, global phosphate fertilizer demand is expected to continue to increase.

     FRP's current quarter phosphate rock sales volumes declined 44 percent primarily reflecting the previously reported October 1995 expiration of a contract providing annual sales of 1.5 million tons net to FRP. Because the expired contract was priced on a cost-plus formula that resulted in below market realizations, the impact to earnings was not significant and caused a 24 percent increase in first-quarter 1996 average realizations. Also contributing to the reduction in sales volumes were lower sales in the export market. Phosphate rock sales volumes are expected to decline further, beginning in the second half of 1996, as IMC-Agrico does not intend to renew certain long-term sales contracts as they expire in order to maximize the value of its phosphate rock reserves through internal use.

     FRP's first-quarter 1996 sulphur sales volumes declined slightly from the 1995 quarter level, which benefited from reduced domestic recovered sulphur production. FRP's sulphur realizations rose slightly from the year-ago period. FRP reduced its sulphur production in mid-March by approximately 0.2 million tons annually in response to prospects for lower domestic sulphur demand from phosphate fertilizer producers. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry and the supply of recovered sulphur.

                                                     First Quarter
                                            ------------------------------
                                               1996                 1995
                                            ---------            ----------
Phosphate fertilizers -primarily DAP
  Sales (short tons) a                        790,000               899,900
  Average realized price b
    All phosphate fertilizers                 $197.08               $163.80
    DAP                                        205.56                169.18
    Phosphate rock
  Sales (short tons) a                        751,800             1,338,700
  Average realized price b                     $26.28                $21.12
  Sulphur
  Sales (long tons) c                         738,100               760,600

a. Reflects FRP's 43.6 percent and 45.1 percent share of the IMC-Agrico assets for the years ended June 30, 1996 and 1995, respectively.

b.   Represents average realization f.o.b. plant/mine.

c. Includes internal consumption totaling 186,000 tons and 178,900 tons for the first quarter of 1996 and 1995, respectively.

Oil Operation -

                                First Quarter
                           -----------------------
                             1996           1995
                           --------       --------
Sales (barrels)             542,200        620,800
Average realized price       $17.45         $15.36
Operating income
 (in millions)                 $2.2           $1.1

     Main Pass oil production declined from the 1995 period, although improving slightly from the previous quarter. Net production for 1996 is expected to be slightly lower than 1995 levels. Main Pass operating income benefited from a $2.09 per barrel increase in average realizations caused by a similar rise in world market prices.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first three months of 1996 declined to $68.1 million, compared with $96.0 million in the 1995 period, primarily caused by the increase in product inventories discussed earlier. Net cash used in investing activities was $3.5 million compared with $6.4 million in the 1995 quarter.
Based on current estimates, capital expenditures for 1996 will approximate $40 million. Net cash used in 1996 financing activities totaled $63.2 million versus $72.1 million in the 1995 period. Distributions to partners rose in 1996, reflecting the continued public unitholder distributions and an increased level of distributions paid to FTX. In early 1996, FRP issued $150 million of 7% Senior Notes, using the proceeds to reduce bank indebtedness, thereby lengthening the maturity and fixing the interest rate on a significant portion of FRP's remaining bank debt. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its credit facility ($225 million of additional borrowings available at April 19, 1996).

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 before any distributions may be made to FTX. On April 19, 1996, FRP declared a distribution of 61 cents per publicly held unit ($30.6 million) and 63 cents per FTX-owned unit ($33.6 million), payable May 15, 1996, reducing the unpaid distributions to FTX by $1.0 million. The remaining $378.9 million of unpaid distributions to FTX are recoverable from one-half of any excess of future quarterly FRP distributions over 60 cents per unit for all units. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and cash flow from FRP's sulphur and oil operations.

     Distributable cash in April 1996 included $69.3 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). In March 1996, FRP and its joint venture partner in IMC-Agrico amended the IMC-Agrico Partnership Agreement to (1) increase FRP's ownership in IMC-Agrico by
0.85 percent, (2) alter the management structure of the joint venture and (3) modify certain product pricing arrangements between IMC-Agrico and other of the joint venture partner's business units. As a result, FRP's Current Interest is presently 53.95 percent through June 30, 1996, changing to 54.35 percent for the twelve months ended June 30, 1997 and declining to 41.45 percent thereafter. The partnership agreement changes were made in recognition of changes in IMC-Agrico's business and in connection with a merger transaction between the joint venture partner and another company.

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

     FREEPORT-McMoRan RESOURCE PARTNERS,
     LIMITED PARTNERSHIP
     (A Limited Partnership)


     By:     /s/ Nancy D. Bonner
             -------------------
                 Nancy D. Bonner
             Vice President and Controller
               (Authorized signatory and
             Principal Accounting Officer)



Date:  April 26, 1996



           FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                                EXHIBIT INDEX
                                -------------
                                                       Sequentially
                                                         Numbered
Number             Description                             Page
- ------             -----------                             ----

27.1        Financial Data Schedule