Form 10-Q
period 1996-06-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1996-08-09
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1996


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

                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 CONDENSED BALANCE SHEETS (Unaudited)

                                           June 30,    December 31,
                                             1996          1995
                                          ----------    ----------
                                              (In Thousands)
ASSETS
Current assets:
Cash and short-term investments           $    7,267    $   22,508
Accounts receivable                           79,688        81,101
Inventories                                  136,654       119,010
Prepaid expenses and other                     4,606         3,692
                                          ----------    ----------
  Total current assets                       228,215       226,311
Property, plant and equipment, net           927,922       949,131
Other assets                                  46,986        53,663
                                          ----------    ----------
Total assets                              $1,203,123    $1,229,105
                                          ==========    ==========

LIABILITIES AND PARTNERS'CAPITAL
Accounts payable and accrued liabilities  $  125,540    $  127,020
Long-term debt, less current portion         394,695       384,241
Reclamation and mine shutdown reserves       108,838       112,788
Accrued postretirement benefits and
 other liabilities                           198,788       200,590
Partners' capital                            375,262       404,466
                                          ----------    ----------
Total liabilities and partners' capital   $1,203,123    $1,229,105
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.



       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                   STATEMENTS OF INCOME (Unaudited)

                                Three Months                 Six Months
                               Ended June 30,               Ended June 30,
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
                                (In Thousands, Except Per Unit Amounts)
Revenues                  $  242,688    $  233,203    $  499,349    $  487,468
Cost of sales:
Production and delivery      172,482       166,418       342,166       338,368
Depreciation and
 amortization                  8,841         6,673        19,775        20,614
                          ----------    ----------    ----------    ----------
  Total cost of sales        181,323       173,091       361,941       358,982
Gain on IMC-Agrico
 investment                        -             -       (11,917)            -
General and
 administrative expenses      13,467        11,156        29,966        25,215
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                  194,790       184,247       379,990       384,197
                          ----------    ----------    ----------    ----------
Operating income              47,898        48,956       119,359       103,271
Interest expense, net         (8,570)       (7,723)      (16,775)      (15,577)
Other income
 (expense), net                  209          (307)         (386)         (436)
                          ----------    ----------    ----------    ----------
Net income                $   39,537    $   40,926    $  102,198    $   87,258
                          ==========    ==========    ==========    ==========


Net income per unit             $.38          $.40          $.99          $.84
                                ====          ====          ====          ====


Average units outstanding    103,466       103,466       103,466       103,509
                             =======       =======       =======       =======


Distributions paid per
 publicly held unit             $.61         $.615        $1.235        $1.215
                                ====         =====        ======        ======


The accompanying notes are an integral part of these financial statements.



        FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 STATEMENTS OF CASH FLOW (Unaudited)

                                                 Six Months
                                                Ended June 30,
                                          ------------------------
                                             1996          1995
                                          ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $  102,198    $   87,258
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization               19,775        20,614
  Gain on IMC-Agrico investment              (11,917)            -
  Cash distribution from IMC-Agrico in
   excess of interest in capital              24,897        21,347
  Reclamation and mine shutdown
   expenditures                               (6,476)       (4,928)
  (Increase) decrease in working capital,
     net of effect of acquisitions:
    Accounts receivable                        2,059         3,175
    Inventories                              (17,644)        9,400
    Prepaid expenses and other                  (914)         (562)
    Accounts payable and accrued
     liabilities                              (2,838)        6,990
  Other                                       11,385         7,772
                                          ----------    ----------
Net cash provided by operating
 activities                                  120,525       151,066
                                          ----------    ----------
Cash flow from investing activities:
Capital expenditures                         (16,649)      (15,484)
Sale of assets                                 4,000           375
                                          ----------    ----------
Net cash used in investing activities        (12,649)      (15,109)
                                          ----------    ----------
Cash flow from financing activities:
Distributions to partners                   (131,402)     (109,345)
Repayments of debt, net                     (139,546)      (19,949)
Proceeds from sale of 7% Senior Notes        147,831             -
Purchase of Partnership units                      -        (2,061)
                                          ----------    ----------
Net cash used in financing activities       (123,117)     (131,355)
                                          ----------    ----------
Net increase (decrease) in cash and
 short-term investments                      (15,241)        4,602
Cash and short-term investments at
 beginning of year                            22,508         9,859
                                          ----------    ----------
Cash and short-term investments at
 end of period                            $    7,267    $   14,461
                                          ==========    ==========


The accompanying notes are an integral part of these financial statements.



       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS

1.  LONG-TERM DEBT
In February 1996, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) sold publicly $150 million of its 7% Senior Notes due 2008. Net proceeds of $147.8 million were used to reduce bank indebtedness. Following the sale of the 7% Senior Notes, the committed amount under FRP's revolving credit facility was reduced from $400 million to $300 million. As of June 30, 1996, $255.0 million was available under the credit facility.

2.  INVESTMENT IN IMC-AGRICO COMPANY
In March 1996, FRP and its joint venture partner in IMC-Agrico increased FRP's ownership in IMC-Agrico by 0.85 percent. As a result, FRP recognized a gain of $11.9 million resulting from the increased share of IMC-Agrico's net assets.

3.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1996 and 1995 was 6.5 to 1 and 6.0 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

4.  PROPOSED MERGER
On August 7, 1996, Freeport-McMoRan Inc. (FTX), the administrative managing general partner and 51.6 percent owner of FRP, announced that it had entered into a non-binding letter of intent with Arcadian Corporation regarding a possible combination of their businesses into a newly formed corporation. Although it is not a condition to the combination, it is intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held FRP units into capital stock of the new corporation.

     The proposed combination is subject to the negotiation and execution of a definitive merger agreement, completion of due diligence, approval of the boards of directors of FTX and Arcadian, approval by the shareholders of FTX and Arcadian, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing their IMC-Agrico joint venture. The proposed transaction with FRP would also be subject to approval of a special committee of the FTX board of directors representing the interests of FRP public unitholders and to a vote of those unitholders. The companies intend to complete the definitive agreement in approximately 30 days.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROPOSED MERGER
On August 7, 1996, Freeport-McMoRan Inc. (FTX), the administrative managing general partner and 51.6 percent owner of Freeport-McMoRan Resource Partners, Limited Partnership (FRP), announced that it had entered into a non-binding letter of intent with Arcadian Corporation regarding a possible combination of their businesses into a newly formed corporation. Although it is not a condition to the combination, it is intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held FRP units into capital stock of the new corporation.

     The proposed combination is subject to the negotiation and execution of a definitive merger agreement, completion of due diligence, approval of the boards of directors of FTX and Arcadian, approval by the shareholders of FTX and Arcadian, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing their IMC-Agrico joint venture. The proposed transaction with FRP would also be subject to approval of a special committee of the FTX board of directors representing the interests of FRP public unitholders and to a vote of those unitholders. The companies intend to complete the definitive agreement in approximately 30 days.

RESULTS OF OPERATIONS

                              Second Quarter                 Six Months
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
                                  (In Millions, Except Per Unit Amounts)
Revenues                  $    242.7    $    233.2    $    499.3    $    487.5
Operating income                47.9          49.0         119.4         103.3
Net income                      39.5          40.9         102.2          87.3
Net income per unit              .38           .40           .99           .84

FRP operating results for the 1996 periods benefited from higher average realizations on its phosphate fertilizer, phosphate rock and oil sales. The animal feed ingredients business, acquired in October 1995, also contributed to FRP's operating results. Offsetting the impact of these positive factors were lower production and sales volumes for phosphate rock, sulphur and oil. The six-month 1996 period was impacted by an $11.9 million gain resulting from the increase in FRP's ownership of IMC-Agrico Company (Note 2) and charges totaling $3.0 million representing miscellaneous asset valuations at IMC-Agrico.

     Depreciation and amortization for the 1996 quarter rose $2.2 million from the 1995 period amount, primarily attributable to a $2.8 million increase related to FRP's disproportionate interest in the IMC-Agrico cash distributions and $0.5 million associated with the animal feed ingredients operations, partially offset by a $0.9 million reduction from phosphate rock activities caused by the decline in sales volumes. For the six-month 1996 period, depreciation and amortization decreased $0.8 million from the 1995 period, reflecting a $1.5 million reduction from Main Pass oil operations and a $1.4 million reduction from phosphate rock activities caused by the decline in sales volumes. These decreases were partially offset by $1.0 million of depreciation associated with the animal feed ingredients business.

     General and administrative expenses for the second-quarter and six-month 1996 periods rose $2.3 million and $4.8 million, respectively, from the 1995 period amounts primarily reflecting the inclusion of the animal feed ingredients operations. The six-month 1996 period also includes $1.6 million higher stock appreciation rights costs (second-quarter 1995 included a $0.9 million reduction to expense) charged by FTX, whereas the 1995 period included a $1.2 million charge for the reorganization of IMC-Agrico's marketing function.

Agricultural Minerals Operations - FRP's agricultural minerals operations, which includes its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported second-quarter 1996 operating income of $50.1 million on revenues of $233.0 million compared with operating income of $48.8 million on revenues of $224.2 million for the 1995 period. Operating income for the first six months of 1996 was $126.3 million on revenues of $480.2 million compared with operating income of $104.2 million on revenues of $468.9 million for the year-ago period. Significant items impacting operating income are as follows (in millions):

                                            Second
                                            Quarter      Six Months
                                          ----------     -----------
Agricultural minerals operating
 income -1995                             $     48.8      $    104.2
                                          ----------      ----------
Increases (decreases):
  Sales volumes                                (11.4)          (48.7)
  Realizations                                  16.4            59.5
  Other                                          3.8              .5
                                          ----------      ----------
    Revenue variance                             8.8            11.3
  Cost of sales                                 (8.1)a          (3.7)a
  Gain on IMC-Agrico investment                    -            11.9
  General and administrative                      .6             2.6
                                          ----------      ----------
                                                 1.3            22.1
                                          ----------      ----------
Agricultural minerals operating
 income -1996                             $     50.1      $    126.3
                                          ==========      ==========

a. Includes a reduction to depreciation of $8.5 million and $11.3 million for the second quarter of 1996 and 1995, respectively, and $15.8 million and $16.1 million for the six-month period of 1996 and 1995, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. The six-month 1996 period also includes $3.0 million of asset valuation charges from IMC-Agrico.

     FRP's second-quarter 1996 phosphate fertilizer sales volumes were 7 percent higher than those in the 1995 period, with IMC-Agrico's realization for diammonium phosphate (DAP), its principal fertilizer product, averaging 6 percent higher. The improvement in average price realizations resulted from the tight supply/demand situation experienced during late 1995 that moved prices higher in early 1996. After near record high fertilizer prices, price weakness began late in the first quarter and continued into the current quarter as industry exports and domestic sales volumes were lower than anticipated. In response to market conditions, IMC-Agrico temporarily idled its Taft, Louisiana plant and reduced DAP production at its New Wales, Florida plant in March and April, respectively, and also idled its Nichols, Florida phosphate plant in mid-May. However, near the end of the second quarter, North American and international demand strengthened, resulting in improved market prices. In response to these improving market conditions, in July IMC-Agrico resumed full capacity operations at its New Wales, Florida plant and commenced production at its Taft, Louisiana plant. FRP's phosphate fertilizer unit production costs were essentially unchanged as lower costs for ammonia and sulphur were offset by higher phosphate rock production, chemical processing and natural gas costs.

     The long-term fundamental market outlook for phosphate fertilizers remains favorable because of record low global grain stocks and historically high grain prices. Global fertilizer demand is expected to continue to increase. With many international phosphate suppliers sold out through the third quarter, global supply and demand should result in favorable prices throughout the balance of the year.

     FRP's second-quarter 1996 phosphate rock sales volumes declined 39 percent primarily reflecting the previously reported October 1995 expiration of a cost-plus contract that resulted in below market realizations on annual sales of 1.5 million tons net to FRP. Also contributing to the reduction in sales volumes were lower sales in the export market. The 18 percent increase in second-quarter 1996 realizations, primarily caused by the below market contract expiration, was offset by lower sales volumes and higher rock mining costs, resulting in lower earnings from its phosphate rock operations. Phosphate rock sales volumes are expected to decline further as IMC-Agrico does not intend to renew certain long-term sales contracts as they expire in order to maximize the long-term value of its phosphate rock reserves through internal use.

     Sulphur sales volumes in the second quarter of 1996 declined 14 percent from the 1995 period level, as FRP operated its Main Pass and Culberson mines at reduced rates (equivalent to 350,000 tons lower annual production) in response to lower domestic sulphur demand from phosphate fertilizer producers. Sulphur market prices were negatively affected by the lower demand. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry.

                               Second Quarter                Six Months
                          ------------------------    ------------------------
                              1996         1995          1996          1995
                          ----------    ----------    ----------    ----------
Phosphate fertilizers -primarily DAP
  Sales (short tons) a       809,900       760,400     1,599,900     1,660,300
  Average realized price b
    All phosphate
     fertilizers             $174.96       $163.53       $185.88       $163.68
    DAP                       178.37        169.01        192.05        169.10
Phosphate rock
  Sales (short tons) a       740,700     1,221,500     1,492,500     2,560,200
  Average realized
   price b                    $27.27        $23.18        $26.77        $22.10
Sulphur
  Sales (long tons) c        665,700       772,700     1,403,800     1,533,300

a. Reflects FRP's 43.6 percent and 45.1 percent share of the IMC-Agrico assets for the years ended June 30, 1996 and 1995, respectively.

b.   Represents average realization f.o.b. plant/mine.

c. Includes internal consumption totaling 169,000 tons and 189,700 tons for the second quarter of 1996 and 1995, respectively, and 355,000 tons and 368,600 tons for the six-month period of 1996 and 1995, respectively.

Oil Operations -

                               Second Quarter             Six Months
                             -------------------     ---------------------
                              1996        1995         1996        1995
                             -------     -------     ---------   ---------
Sales (barrels)              502,300     541,000     1,044,500   1,161,800
Average realized price        $19.26      $16.71        $18.32      $15.99
Operating income
 (in millions)                  $2.5        $1.4          $4.7        $2.5

     Main Pass oil production declined slightly from the 1995 period, as expected. Net production for 1996 is expected to be slightly lower than 1995 levels. Main Pass operating income for the 1996 periods benefited from an increase in average realizations caused by higher world market prices.

     During the quarter, FRP, a significant consumer of natural gas in its sulphur and fertilizer operations, acquired a 25 percent leasehold interest in an oil and gas joint venture to explore a 35,000 acre project area in south Terrebonne Parish, Louisiana. Two high-potential, high-risk prospects have been identified, with drilling on the East Fiddler's Lake prospect begun in July 1996 and drilling on the North Bay Junop prospect anticipated to begin in late 1996. A 3-D seismic survey has indicated additional potential prospects which may be drilled in 1997. In connection with the acquisition of this interest, FRP reimbursed McMoRan Oil & Gas Co., a formerly owned affiliate of FTX, $2.1 million for certain costs previously incurred on the project area. FRP acquired its interest on the same proportionate basis as Phillips Petroleum, which has a 50 percent leasehold interest in the project area and is the operator of the initial two drilling prospects. FRP will continue to evaluate opportunities for additional investments.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first six months of 1996 declined to $120.5 million, compared with $151.1 million in the 1995 period, primarily caused by an increase in product inventories. Net cash used in investing activities was $12.6 million compared with $15.1 million in the 1995 period. Capital expenditures for 1996, including amounts associated with the North Bay Junop/East Fiddler's Lake oil and gas exploration area, are currently estimated to approximate $45 million. Net cash used in 1996 financing activities totaled $123.1 million versus $131.4 million in the 1995 period. Distributions to partners rose in 1996, reflecting the continued public unitholder distributions and an increased level of distributions paid to FTX. In early 1996, FRP issued $150 million of 7% Senior Notes, using the proceeds to reduce bank indebtedness, thereby lengthening the maturity and fixing the interest rate on a significant portion of FRP's remaining bank debt. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its credit facility ($252.0 million of additional borrowings available at July 26, 1996).

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 before any distributions may be made to FTX. On July 19, 1996, FRP declared a distribution of 60 cents per publicly held unit ($30.0 million) and 23 cents per FTX-owned unit ($12.5 million), payable August 15, 1996, increasing the total unpaid distributions to FTX to $398.4 million. Unpaid distributions to FTX are recoverable from one-half of any excess of future quarterly FRP distributions over 60 cents per unit for all units. FRP's future distributions will be dependent on the distributions received from IMC-Agrico, on the cash flow generated from FRP's sulphur and oil operations, and on the level of and methods of financing its capital expenditure needs including reclamation and growth projects.

     Distributable cash in July 1996 included $49.8 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). In March 1996, FRP and its joint venture partner in IMC-Agrico amended the IMC-Agrico Partnership Agreement to (1) increase FRP's ownership in IMC-Agrico by
0.85 percent, (2) alter the management structure of the joint venture and (3) modify certain product pricing arrangements between IMC-Agrico and other of the joint venture partner's business units. As a result, FRP's Current Interest is 54.35 percent for the twelve months ended June 30, 1997 and declines to 41.45 percent thereafter. The partnership agreement changes were made in recognition of changes in IMC-Agrico's business and in connection with a merger transaction between the joint venture partner and another company.

                   -------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.


       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                     PART II.  OTHER INFORMATION

Item 5.   Other Events.
          -------------
          On August 7, 1996, Freeport-McMoRan Inc. (FTX), the administrative managing general partner of the registrant and the owner of a 51.6 percent interest in the registrant, issued a press release announcing that FTX had entered into a non-binding letter of intent with Arcadian Corporation regarding a possible combination of their businesses into a newly formed corporation. FTX also announced that although it is not a condition to the combination, it is intended that the registrant will be offered an opportunity to participate in a transaction that would convert the publicly held limited partnership units of the registrant into capital stock of the new corporation. Copies of the letter of intent and the press release are filed with this report as Exhibits 99.1 and 99.2, respectively.

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


Date:  August 9, 1996




       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                            EXHIBIT INDEX
                            -------------
                                                       Sequentially
                                                       Numbered
Number                   Description                   Page
- ------                   -----------                   ----
27.1         Financial Data Schedule

99.1         Press Release dated August 7, 1996.
               Incorporated by reference to Exhibit
               99.1 of the Freeport-McMoRan Inc. Form
               10-Q for the quarter ended June 30, 1996.

99.2         Letter of Intent between
               Freeport-McMoRan Inc. and
               Arcadian Corporation. Incorporated
               by reference to Exhibit 99.2 of the
               Freeport-McMoRan Inc. Form 10-Q
               for the quarter ended June 30, 1996.