Form 10-Q
period 1996-09-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1996-11-08
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1996

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



                                                  Page
Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                        3

    Statements of Income                            4

    Statements of Cash Flow                         5

    Notes to Financial Statements                   6

    Remarks                                         6

    Report of Independent Public Accountants        7

    Management's Discussion and Analysis of
      Financial Condition and Results of
        Operations                                  8

Part II.  Other Information                         12

Signature                                           13

Exhibit Index                                       E-1

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 CONDENSED BALANCE SHEETS (Unaudited)
                                   September 30,  December 31,
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
ASSETS
Current assets:
Cash and short-term investments      $   21,398    $   22,508
Accounts receivable                      45,623        81,101
Inventories                             140,382       119,010
Prepaid expenses and other                6,081         3,692
                                     ----------    ----------
  Total current assets                  213,484       226,311
Property, plant and equipment, net      919,615       949,131
Other assets                             47,984        53,663
                                     ----------    ----------
Total assets                         $1,181,083    $1,229,105
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued
 liabilities                         $  114,624    $  127,020
Long-term debt, less current portion    390,173       384,241
Reclamation and mine shutdown
 reserves                               109,857       112,788
Accrued postretirement benefits and
 other liabilities                      195,817       200,590
Partners' capital                       370,612       404,466
                                     ----------    ----------
Total liabilities and partners'
 capital                             $1,181,083    $1,229,105
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                   STATEMENTS OF INCOME (Unaudited)
                        Three Months Ended          Nine Months Ended
                           September 30,              September 30,
                     ------------------------    ---------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------    ---------
                           (In Thousands, Except Per Unit Amounts)

Revenues             $  222,554    $  242,908    $  721,903    $  730,376
Cost of sales:
Production and
 delivery               153,602       170,766       495,768       509,134
Depreciation and
 amortization             9,523        10,831        29,298        31,445
                     ----------    ----------    ----------    ----------
  Total cost of
   sales                163,125       181,597       525,066       540,579
Gain on IMC-Agrico
 investment                   -             -       (11,917)            -
Exploration
 expenses                 2,000             -         2,000             -
General and
 administrative
 expenses                11,033        26,226        40,999        51,441
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses             176,158       207,823       556,148       592,020
                     ----------    ----------    ----------    ----------
Operating income         46,396        35,085       165,755       138,356
Interest expense,
 net                     (8,468)       (7,884)      (25,243)      (23,461)
Other income
 (expense), net             (74)         (366)         (460)         (802)
                     ----------    ----------    ----------    ----------
Net income           $   37,854    $   26,835    $  140,052    $  114,093
                     ==========    ==========    ==========    ==========

Net income per unit        $.37          $.26         $1.35         $1.10
                           ====          ====         =====         =====
Average units
 outstanding            103,466       103,466       103,466       103,495
                        =======       =======       =======       =======
Distributions paid
 per publicly held
 unit                      $.60          $.60        $1.835        $1.815
                           ====          ====        ======        ======

The accompanying notes are an integral part of these financial statements.

        FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 STATEMENTS OF CASH FLOW (Unaudited)
                                          Nine Months Ended
                                            September 30,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net income                           $  140,052    $  114,093
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          29,298        31,445
  Gain on IMC-Agrico investment         (11,917)            -
  Exploration expenses                    2,000             -
  Cash distribution from IMC-Agrico
   in excess of interest in capital      36,610        31,751
  Reclamation and mine shutdown
   expenditures                          (9,321)       (9,215)
  (Increase) decrease in working
   capital, net of effect of
    acquisitions:
    Accounts receivable                  33,752        (6,347)
    Inventories                         (22,629)        5,617
    Prepaid expenses and other           (2,427)       (3,875)
    Accounts payable and accrued
     liabilities                        (10,328)       39,393
  Other                                  12,917        11,394
                                     ----------    ----------
Net cash provided by operating
 activities                             198,007       214,256
                                     ----------    ----------

Cash flow from investing activities:
Capital expenditures                    (33,009)      (21,410)
Sale of assets and other                  4,000        (1,423)
                                     ----------    ----------
Net cash used in investing
 activities                             (29,009)      (22,833)
                                     ----------    ----------

Cash flow from financing activities:
Distributions to partners              (173,906)     (154,124)
Repayments of debt                     (144,033)      (21,242)
Proceeds from sale of 7% Senior
 Notes                                  147,831             -
Purchase of Partnership units                 -        (2,061)
                                     ----------    ----------
Net cash used in financing
 activities                            (170,108)     (177,427)
                                     ----------    ----------
Net increase (decrease) in cash
 and short-term investments              (1,110)       13,996
Cash and short-term investments
 at beginning of year                    22,508         9,859
                                     ----------    ----------
Cash and short-term investments
 at end of period                    $   21,398    $   23,855
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS

1.  LONG-TERM DEBT
In February 1996, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) sold publicly $150 million of its 7% Senior Notes due 2008. Net proceeds of $147.8 million were used to reduce bank indebtedness. Following the sale of the 7% Senior Notes, the committed amount under FRP's revolving credit facility was reduced from $400 million to $300 million. As of September 30, 1996, $201.0 million was available under the credit facility.

2.  INVESTMENT IN IMC-AGRICO COMPANY
In March 1996, FRP and its joint venture partner in IMC-Agrico increased FRP's ownership in IMC-Agrico by 0.85 percent. As a result, FRP recognized a gain of $11.9 million resulting from the increased share of IMC-Agrico's net assets.

3.  RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1996 and 1995 was 6.0 to 1 and 5.3 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Freeport-McMoRan Resource
   Partners, Limited Partnership:

We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Resource Partners, Limited Partnership (the Partnership), a Delaware Partnership, as of September 30, 1996, and the related statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flow for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the General Partner's management. We did not review the interim financial information of IMC-Agrico Company (the Joint Venture). The Partnership's share of the Joint Venture constitutes 49 percent of consolidated total assets as of September 30, 1996, and 82 percent and 79 percent of the Partnership's consolidated total revenues for the nine-month periods ended September 30, 1996 and 1995, respectively. Those statements were reviewed by other accountants whose report covering their review has been furnished to us.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Resource Partners, Limited Partnership as of December 31, 1995, and the related statements of operations, cash flow and changes in partners' capital for the year then ended (not presented herein), and in our report dated January 23, 1996, based on our audit and the report of other auditors, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                 ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 22, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                           Third Quarter             Nine Months
                     ------------------------    ------------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------    ----------
                           (In Millions, Except Per Unit Amounts)
Revenues             $    222.6    $    242.9    $    721.9    $    730.4
Operating income           46.4          35.1         165.8         138.4
Net income                 37.9          26.8         140.1         114.1
Net income per unit         .37           .26          1.35          1.10

Operating income of Freeport-McMoRan Resource Partners, Limited Partnership (FRP) for the 1996 periods benefited from higher average realizations on its phosphate fertilizer, phosphate rock and oil sales. The animal feed ingredients business, acquired in October 1995, also contributed to FRP's higher operating income. Offsetting the impact of these positive factors were lower production and sales volumes for phosphate fertilizer, phosphate rock, sulphur and oil. The current quarter includes a $2.0 million charge for oil and gas exploration costs. The nine-month 1996 period included an $11.9 million gain from the increase in FRP's ownership of IMC-Agrico Company (Note 2) and charges totaling $3.0 million representing asset valuations at IMC-Agrico. In the 1996 periods, significantly lower costs for stock appreciation rights were allocated from Freeport-McMoRan Inc. (FTX).

     Depreciation and amortization for the current quarter decreased $1.3 million from the 1995 period amount. This reduction is primarily attributable to a decline of $0.4 million from Main Pass oil operations and $0.6 million from sulphur activities caused by lower sales volumes and a $0.4 million decrease related to FRP's disproportionate interest in the IMC-Agrico cash distributions, partially offset by depreciation expense of $0.4 million associated with the animal feed ingredients operations. For the nine-month 1996 period, depreciation and amortization decreased $2.1 million from the 1995 period, primarily reflecting reductions of $1.9 million from Main Pass oil operations, $1.0 million from phosphate rock activities, and $0.4 million from sulphur activities caused by lower sales volumes. These decreases were partially offset by depreciation expense of $1.4 million associated with the animal feed ingredients business.

     General and administrative expenses for the third-quarter and nine-month 1996 periods declined $15.2 million and $10.4 million, respectively, from the 1995 period amounts primarily because of the significantly higher stock appreciation rights costs charged by FTX in 1995 ($14.4 million and $12.9 million higher in the comparative third-quarter and nine-month periods) resulting from the significant increase in FTX's stock price during the third quarter of 1995. The 1996 periods include general and administrative costs associated with the animal feed ingredients operations, whereas the 1995 period included a $1.2 million charge for the reorganization of IMC-Agrico's marketing function.

Agricultural Minerals Operations - FRP's agricultural minerals operations, which include its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported third-quarter 1996 operating income of $48.3 million on revenues of $213.3 million compared with operating income of $40.9 million on revenues of $234.7 million for the 1995 period. Operating income for the first nine months of 1996 was $174.6 million on revenues of $693.5 million compared with operating income of

$145.1 million on revenues of $703.6 million for the year-ago period. Significant items impacting operating income follow (in millions):

                                   Third Quarter     Nine Months
                                   -------------     -----------
Agricultural minerals operating
 income -1995                        $     40.9      $    145.1
                                     ----------      ----------
Increases (decreases):
  Sales volumes                           (36.7)          (85.4)
  Realizations                             16.9            76.4
  Other                                    (1.6)           (1.1)
                                     ----------      ----------
    Revenue variance                      (21.4)          (10.1)
  Cost of sales                            17.1a           13.4a
  Gain on IMC-Agrico investment               -            11.9
  General and administrative               11.7b           14.3
                                     ----------      ----------
                                            7.4            29.5
                                     ----------      ----------
Agricultural minerals operating
 income -1996                        $     48.3      $    174.6
                                     ==========      ==========

a. Includes a reduction to depreciation of $6.4 million and $6.0 million for the third quarter of 1996 and 1995, respectively, and $22.2 million and $22.1 million for the nine-month period of 1996 and 1995, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. The nine-month 1996 period also includes $3.0 million of asset valuation charges from IMC-Agrico.

b. The third-quarter 1995 period includes an $8.5 million charge for stock appreciation rights costs.

     FRP's third-quarter 1996 phosphate fertilizer sales volumes were 12 percent lower than those in the 1995 period, with IMC-Agrico's realization for diammonium phosphate (DAP), its principal fertilizer product, averaging 4 percent higher. The third quarter of 1996 began with unseasonably high domestic shipments of phosphate fertilizers and sizable purchases of DAP by India and Pakistan. These factors led IMC-Agrico to resume full capacity operations at its New Wales, Florida plant and to commence production at its Taft, Louisiana plant in July. A lull in domestic demand late in the quarter, combined with record industrywide production, prompted IMC-Agrico to suspend temporarily production from its Taft plant at quarter-end. Unit production costs were slightly less than year-ago amounts because of lower costs for ammonia and sulphur, offset by higher rock production and natural gas costs. Unit production costs for the near term will be impacted by the significant rise in ammonia prices which occurred late in the current quarter and has continued into the fourth quarter of 1996.

     The long-term outlook for the phosphate fertilizer industry remains bright. A rising world population combined with increasing grain demand on a per capita basis will necessitate higher agricultural output, and in the process, a higher level of fertilizer use. Strong demand growth projected in Asia and Latin America is expected to outpace capacity developments and require additional supplies beyond the global industry's current capability. Additionally, the company feels higher prices and operating margins are required before new phosphate projects are initiated. Weather and government policies will continue to cause annual fluctuations in the overall agricultural and fertilizer supply and demand situation, as witnessed over the past year.

     FRP's third-quarter 1996 phosphate rock sales volumes declined 33 percent reflecting primarily the previously reported October 1995 expiration of a cost-plus contract that resulted in below market realizations on annual phosphate rock sales volumes of 1.5 million tons net to FRP. Also contributing to the reduction in sales volumes were lower sales in the export market. The impact of the 15 percent increase in third-quarter 1996 realizations, primarily caused by the below market contract expiration, was offset by lower sales volumes and higher rock mining costs, resulting in lower earnings from the phosphate rock operations. Phosphate rock sales volumes are expected to decline further in the fourth quarter of 1996 as IMC-Agrico will continue to reduce sales to third parties in order to maximize the long-term value of its phosphate rock reserves through internal use.

     Sulphur sales volumes in the current quarter were virtually unchanged from the 1995 period level. FRP has operated its Main Pass and Culberson mines at reduced rates since March 1996 (equivalent to 350,000 tons lower annual production) in response to lower domestic sulphur demand from phosphate fertilizer producers. Sulphur market prices in the quarter were negatively affected by the lower demand. Movement of Canadian sulphur to the U.S. market fell during the quarter in tandem with lower prices and exporters' concerns over recent anti-dumping actions taken by the U.S. Department of Commerce. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry. FRP continues to evaluate its sulphur business strategy in light of the current sulphur market, including the possibility of the production levels of its two mines. FRP does not anticipate any change which will result in a material impact to its financial position or results of operations.

                            Third Quarter              Nine Months
                     ------------------------    ------------------------
                         1996          1995          1996          1995
                     ----------    ----------    ----------     ---------
Phosphate fertilizers
 -primarily DAP
  Sales
   (short tons) a       783,400       891,600     2,383,300     2,551,900
  Average realized price b
    All phosphate
     fertilizers        $175.55       $167.96       $182.49       $165.17
    DAP                  180.65        173.50        188.59        170.69
Phosphate rock
  Sales
   (short tons) a       706,000     1,051,500     2,198,500     3,611,700
  Average realized
   price b               $24.73        $21.53        $26.12        $21.94
Sulphur
  Sales
   (long tons) c        738,000       751,300     2,141,800     2,284,600

a. Reflects FRP's 43.1 percent, 43.6 percent and 45.1 percent share of the IMC-Agrico joint venture assets for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

b.   Represents average realization f.o.b. plant/mine.

c. Includes internal consumption totaling 189,600 tons and 187,100 tons for the third quarter of 1996 and 1995, respectively, and 544,600 tons and 555,700 tons for the nine-month period of 1996 and 1995, respectively.

Oil Operations - Main Pass oil operations achieved the following:

                           Third Quarter            Nine Months
                       --------------------     ---------------------
                          1996       1995          1996        1995
                       ---------- ---------    ----------   ---------
Sales (barrels)         463,000     524,600     1,507,500   1,686,400
Average realized
 price                   $19.94      $15.58        $18.82      $15.86
Operating income
 (in millions)             $3.5       $(1.0)         $8.2        $1.5

     Main Pass operating income for the 1996 periods benefited from an increase in average realizations caused by higher world oil market prices. Main Pass oil production remains slightly below 1995 period levels because of expected declines from reservoir depletion.

     During June 1996, FRP, a significant consumer of natural gas in its sulphur and fertilizer operations, acquired a 25 percent leasehold interest in an oil and gas joint venture to explore a 35,000 acre project area in south Terrebonne Parish, Louisiana. In connection with the acquisition of this interest, FRP reimbursed McMoRan Oil & Gas Co., a formerly owned affiliate of FTX, $2.1 million for certain costs previously incurred on the project area. FRP acquired its interest on the same proportionate basis as Phillips Petroleum, which has a 50 percent leasehold interest in the project area and is the operator of the initial two drilling prospects. FRP will continue to evaluate opportunities for additional oil and gas investments.

     Two high-potential, high-risk prospects were identified in the project area. The East Fiddler's Lake prospect, which began drilling during the third quarter and was completed in October, was unsuccessful in finding commercial oil and gas reserves and resulted in a third-quarter charge of $2.0 million and an estimated fourth-quarter charge of $0.3 million. The geological data from this well will assist future drilling activity in the project area. Drilling operations commenced on the North Bay Junop prospect during the fourth quarter. Interpretation of the 3-D seismic survey performed over the project area has identified additional leads that may develop into potential prospects which could be drilled in the future.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities during the first nine months of 1996 was $198.0 million, compared with $214.3 million in the 1995 period. Net cash used in investing activities was $29.0 million compared with $22.8 million in the 1995 period. Capital expenditures for 1996, including amounts associated with the phosphate rock reserve acquisition discussed below and oil and gas exploration activities, are currently estimated to approximate $60 million. Net cash used in 1996 financing activities totaled $170.1 million compared with $177.4 million in the 1995 period. Distributions to partners rose in 1996, reflecting the continued public unitholder distributions and an increased level of distributions paid to FTX. In early 1996, FRP issued $150 million of 7% Senior Notes, using the proceeds to reduce bank indebtedness, thereby lengthening the maturity and fixing the interest rate on a significant portion of FRP's debt. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its credit facility ($219.0 million of additional borrowings available at October 25, 1996).

     In September, IMC-Agrico entered into an exclusive letter of intent with Chinese authorities to conduct joint feasibility studies, and if commercially viable, to develop phosphate ore resources in Yunnan Province. The agreement covers some of the most extensive phosphate resources known in the world today and envisions the potential joint development of high-analysis phosphate fertilizer manufacturing facilities in China. Additionally, in October, IMC-Agrico significantly augmented its existing strategic phosphate rock reserve position by purchasing 24,000 acres of land in central Florida for $31.3 million ($13 million net to FRP) plus future payments and royalties. The land is estimated to contain in excess of 100 million tons of phosphate rock, potentially increasing phosphate rock reserves by approximately 25 percent.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 before any distributions may be made to FTX. On October 18, 1996, FRP declared a distribution of 60 cents per publicly held unit ($30.0 million) and 34 cents per FTX-owned unit ($18.2 million), payable November 15, 1996, increasing the total unpaid distributions to FTX to $412.2 million. Beginning with the distribution for the quarter ending March 31, 1997, FRP's quarterly distributions will be shared ratably by FRP's public unitholders and FTX, except that FTX will be entitled to receive in the future the unpaid cash distributions from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all FRP unitholders. If this distribution policy had been in affect for this quarter's distribution, each FRP unitholder would have received approximately 47 cents per unit. FRP's future distributions will depend on the distributions received from IMC-Agrico, on the cash flow generated from FRP's sulphur and oil operations, and on the level of and methods of financing its capital expenditure needs, including reclamation and growth projects.

     Distributable cash in October 1996 included $54.0 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). In March 1996, FRP and its joint venture partner in IMC-Agrico amended the IMC-Agrico Partnership Agreement to (1) increase FRP's ownership in IMC-Agrico by 0.85 percent, (2) alter the management structure of the joint venture and (3) modify certain product pricing arrangements between IMC-Agrico and other of the joint venture partner's business units. As a result, FRP's Current Interest is 54.35 percent for the twelve months ended June 30, 1997 and declines to 41.45 percent thereafter. The partnership agreement changes were made in recognition of changes in IMC-Agrico's business and in connection with a merger transaction between the joint venture partner and another company.

     In September 1996, FTX terminated its previously announced merger discussions with Arcadian Corporation. It was intended that FRP would have been offered an opportunity to participate in this transaction in a manner that would convert the publicly held limited partnership units of FRP into common stock of a new company. Although this transaction was not completed, FTX and FRP will continue to consider attractive growth opportunities, including opportunities in the agricultural minerals and oil and gas industries. FTX and FRP will also continue to evaluate transactions which may allow for a possible combination of FTX and FRP.

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

     FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
     (A Limited Partnership)



     By:  /s/      Nancy D. Bonner
          ---------------------------------
                   Nancy D. Bonner
             Vice President and Controller
               (Authorized signatory and
             Principal Accounting Officer)



Date:  November 8, 1996

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                            EXHIBIT INDEX
                           -------------
                                                       Sequentially
                                                        Numbered
Number  Description                                        Page
------  -----------------                              ------------

27.1    Financial Data Schedule