Form 10-K405
period 1996-12-31
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1997-04-01
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K
(Mark One)
     x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
                                OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .......... to ..........

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

 Title of each class               Name of each exchange on which registered
   Depositary Units                              New York Stock Exchange
   8 3/4% Senior Subordinated Notes due 2004     New York Stock Exchange

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

    The aggregate market value of the Depositary Units held by non-affiliates of the registrant was approximately $844,414,000 on March 14, 1997.

                DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to unit holders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Report.

     Freeport-McMoRan Resource Partners, Limited Partnership

                         TABLE OF CONTENTS

                                                              Page

Part I
    Items 1. and 2. Business and Properties. . . . . . . . . . . 1
      Overview . . . . . . . . . . . . . . . . . . . . . . . . . 1
      Agricultural Minerals. . . . . . . . . . . . . . . . . . . 2
      Fertilizer Business-IMC-Agrico Company . . . . . . . . . . 2
      Sulphur Business . . . . . . . . . . . . . . . . . . . . . 4
      Oil and Gas. . . . . . . . . . . . . . . . . . . . . . . . 5
      Environmental Matters. . . . . . . . . . . . . . . . . . . 5
      Relationship Between the Company and the FTX Group . . . . 6
      Management and Ownership . . . . . . . . . . . . . . . . . 6
      Credit Facility. . . . . . . . . . . . . . . . . . . . . . 6
      Conflicts of Interest. . . . . . . . . . . . . . . . . . . 6
      Services Agreement . . . . . . . . . . . . . . . . . . . . 7
      Cautionary Statement . . . . . . . . . . . . . . . . . . . 7
      Seasonality and Volatility of Product Markets. . . . . . . 8
      Competition. . . . . . . . . . . . . . . . . . . . . . . . 8
      Environmental Matters. . . . . . . . . . . . . . . . . . . 8
      Operating Hazards. . . . . . . . . . . . . . . . . . . . . 9
      Foreign Sales. . . . . . . . . . . . . . . . . . . . . . . 9
    Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . 9
    Item 4. Submission of Matters to a Vote of Security Holders. 9

Part II
    Item 5. Market for Registrant's Common Equity and
             Related Stockholder Matters. . . . . . . . . . . . 10
    Item 6. Selected Financial Data . . . . . . . . . . . . . . 10
    Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . 10
    Item 8. Financial Statements and Supplementary Data . . . . 10
    Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . . 10

Part III
    Item 10. Directors and Executive Officers of the Registrant 10
    Item 11. Executive Compensation . . . . . . . . . . . . . . 12
    Item 12. Security Ownership of Certain Beneficial Owners
              and Management. . . . . . . . . . . . . . . . . . 17
    Item 13. Certain Relationships and Related Transactions . . 19

Part IV
    Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K . . . . . . . . . . . . . . . . . . . 19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

Index to Financial Statements. . . . . . . . . . . . . . . . . F-1

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                PART I

Items 1. and 2.  Business and Properties.

OVERVIEW

    Freeport-McMoRan Resource Partners, Limited Partnership ("FRP" or the "Company"), through its subsidiaries and joint venture operations, is one of the world's leading integrated phosphate fertilizer producers. The Company is a joint venture partner in IMC-Agrico Company ("IMC-Agrico"), the largest and one of the lowest cost producers, marketers and distributors of phosphate fertilizers in the world, with operations in central Florida and on the Mississippi River in Louisiana. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas, also make FRP the largest producer of Frasch sulphur in the world. The combined sulphur, phosphate mining and fertilizer production operations provide FRP with the competitive advantages of vertical integration and operating efficiencies and reduce the sensitivity of FRP's phosphate fertilizer costs to changes in raw material prices.

    IMC-Agrico's business includes the mining and sale of phosphate rock and the production, marketing and distribution of phosphate fertilizers and animal feed ingredients. IMC-Agrico was formed as a joint venture partnership in July 1993 when FRP and IMC Global Inc. ("IMC") contributed their respective phosphate fertilizer businesses to IMC-Agrico. FRP believes that the combination of its internal production of raw materials, through its sulphur division and the IMC-Agrico joint venture, and the strategic location of IMC-Agrico's fertilizer operations provide it with a competitiveadvantage over other fertilizer producers.

    FRP's sulphur operations include the mining, purchase, transportation, terminalling and marketing of sulphur. The Main Pass deposit, which was discovered in 1988, contains the largest known sulphur reserve in North America. FRP's Main Pass offshore mining complex is the largest structure of its type in the Gulf of Mexico and one of the largest in the world. The mining complex has a design capacity of 5,500 long tons per day. FRP has a 58.3% interest in the Main Pass mine and serves as its manager and operator. In January 1995, the Company began operating the Culberson mine when it acquired substantially all of the domestic assets of Pennzoil Sulphur Co. ("Pennzoil"). As of December 31, 1996, the Main Pass and Culberson mines were estimated to contain proved and probable sulphur reserves totaling 53.1 million long tons net to FRP.

    Main Pass also contains proved oil reserves from which FRP produces and sells oil for the Main Pass joint venture. Oil production averaged approximately 10,700 barrels per day (5,200 barrels net to FRP) during the year ended December 31, 1996. As of December 31, 1996, Main Pass was estimated to contain 12.8 million barrels (5.2 million barrels net to FRP) of proved oil reserves.

    In June 1996, FRP acquired a 25% leasehold interest from McMoRan Oil & Gas Co. ("MOXY") in an oil and gas venture to explore a project area in Terrebonne Parish, Louisiana. FRP also entered into an agreement with MOXY in 1997 pursuant to which FRP will acquire an interest in certain leases acquired by MOXY. See "Oil and Gas," below.

    FRP continues to benefit from significant improvements in phosphate fertilizer markets that began in late 1993 and continue into 1997. FRP's 1996 average realization for its principal fertilizer product, diammonium phosphate ("DAP"), increased 65% to approximately $186 per short ton from the 1993 average of approximately $113 per short ton. In late March 1997, the spot market price for DAP as quoted in industry publications was approximately $175 per short ton, FOB central Florida.

    The Company is a publicly traded Delaware limited partnership organized in 1986, the managing general partners of which are Freeport-McMoRan Inc. ("FTX") and FMRP Inc. ("FMRP"), a wholly owned subsidiary of FTX. As of December 31, 1996, FTX and FMRP held partnership units representing an approximate 51.6% interest in FRP, with the remaining interest being publicly owned and traded on
the New York Stock Exchange.   See "Relationship Between the Company and the FTX
Group."

AGRICULTURAL MINERALS

    FRP's agricultural minerals operations consists of its interest in the IMC-Agrico joint venture and FRP's sulphur business.

Fertilizer Business IMC-Agrico Company

    In July 1993, FRP and IMC contributed to IMC-Agrico their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, marketing and distribution of phosphate fertilizers. At the time, FRP and IMC were among the largest and lowest cost phosphate fertilizer producers in the world. The formation of IMC-Agrico has permitted the more efficient use of existing plant capacity as well as eliminating duplicative administrative and marketing functions.

    IMC-Agrico makes quarterly cash distributions to FRP and IMC, based on sharing ratios ("Current Interest"). The "Capital Interest" of FRP and IMC in IMC-Agrico reflects the purchase and sale of long-term assets and any required capital contributions. Effective March 1, 1996, FRP's Current Interest was increased by 0.85% and, on July 1, 1996, FRP's Capital Interest was also increased by 0.85%. As a result, FRP's Current Interest and Capital Interest were 54.35% and 43.05%, respectively, as of December 31, 1996. Effective July 1 , 1997, FRP's Current Interest and Capital Interest will each decline to
41.45%.

    The IMC-Agrico policy committee establishes policies relating to the strategic direction of IMC-Agrico and assures that its policies are implemented. FRP and IMC have equal representation on this committee. The committee has the sole authority to make certain decisions affecting IMC-Agrico, including authorizing certain capital expenditures for expansion, incurring certain indebtedness, approving significant acquisitions and dispositions, and certain other decisions.

    In January 1996, IMC-Agrico's day-to-day management was restructured so that it operates substantially as a stand-alone entity. Included in the restructuring was the establishment of a new office of the president of IMC-Agrico who is responsible for managing its business affairs. The president is appointed by IMC subject to the approval of the policy committee. An executive officer of FRP was selected as the initial president of IMC-Agrico and has joined IMC-Agrico in that role. The president reports to IMC, which maintains responsibility for the operation of IMC-Agrico, subject to the terms of the partnership agreement and the direction of the policy committee.

Phosphate Rock

    IMC-Agrico's phosphate mining operations and production plants, located in Polk, Hillsborough, Hardee and Manatee Counties in central Florida, produce phosphate rock principally for the manufacture of phosphate fertilizers. IMC-Agrico sells phosphate rock to domestic animal feed manufacturers and other phosphate fertilizer producers. IMC-Agrico uses phosphate rock internally in the production of phosphate fertilizers at its plants located in central Florida and in Louisiana. Phosphate rock is generally mixed with sulphuric acid to produce phosphoric acid from which various granulated phosphate products can be produced. IMC-Agrico's annual phosphate rock mining capacity is approximately 25 million tons per year and currently accounts for approximately 41% of domestic phosphate rock mining capacity and 17% of the western world's capacity. IMC-Agrico produced approximately 22 million tons of phosphate rock during the year ended December 31, 1996.

    In October 1996, IMC-Agrico purchased 24,000 acres of undeveloped land in central Florida for $31 million plus future payments and royalties. The land is estimated to contain in excess of 100 million tons of phosphate rock. FRP's share of the acquisition cost was approximately $13.0 million. Primarily as a result of this acquisition, FRP's share of IMC-Agrico's proved and probable phosphate rock reserves as of December 31, 1996 increased by approximately 58 million short tons (31%) from the December 31, 1995 level.

    As of December 31, 1996, FRP's share of IMC-Agrico's proved and probable phosphate rock reserves was estimated to be 244.3 million short tons that are mineable from existing operations, plus an additional 158.2 million short tons of phosphate rock deposits. Deposits are ore bodies which require additional economic and mining feasibility studies before they can be classified as reserves. These reserves are controlled by IMC-Agrico through ownership, long-term lease, royalty or purchase option agreements.

    In 1996, IMC-Agrico entered into an exclusive letter of intent with Chinese authorities to conduct joint feasibility studies and, if commercially viable, to develop phosphate ore resources in Yunnan Province. The agreement covers phosphate resources and contemplates the joint development of high-analysis phosphate fertilizer manufacturing facilities in China. In addition, FRP continues to evaluate a potential phosphate mine and upgrading project in Sri Lanka. This project would be undertaken through a joint venture involving the Government of Sri Lanka, IMC-Agrico and another party.

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

    IMC-Agrico's New Wales, Nichols and South Pierce plants are located in Florida. The New Wales complex, located near Mulberry, Florida, primarily produces DAP, MAP, GTSP and merchant grade phosphoric acid. The New Wales plant also produces animal feed ingredients (see "Animal Feed Ingredients"). The Nichols, Florida plant produces DAP, sulphuric acid and phosphoric acid. The South Pierce plant, located in Bartow, Florida, produces GTSP, sulphuric acid and phosphoric acid.

    IMC-Agrico's Faustina, Uncle Sam and Taft plants are located in Louisiana. The Faustina plant, located in Donaldsonville, Louisiana, produces DAP, MAP, anhydrous ammonia, urea, sulphuric acid and phosphoric acid. The Uncle Sam, Louisiana plant produces sulphuric acid and phosphoric acid which is then shipped to the nearby Faustina and Taft plants, where it is used to produce DAP and MAP. The Taft, Louisiana plant produces DAP and MAP.

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

    IMC-Agrico's phosphoric acid capacity is approximately 4.0 million tons of contained P2O5 (P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide), which represents approximately 33% of U.S. production capacity and 10% of world capacity. IMC-Agrico operated at approximately 93% of P2O5 capacity in 1996 as compared to 97% in 1995.

    IMC-Agrico's plants have an estimated annual sustainable capacity to produce approximately 8.2 million tons of granulated phosphates (DAP, MAP and GTSP),
10.4 million tons of sulphuric acid, 260,000 tons of urea and 565,000 tons of anhydrous ammonia. During 1996, IMC-Agrico produced approximately 7.3 million tons of granulated phosphates, as compared to 7.6 million tons in 1995. As market conditions dictate, IMC-Agrico curtails operations to avoid building excessive inventories.

Animal Feed Ingredients

    In 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. Prior to the acquisition, IMC-Agrico managed Mallinckrodt's animal feed plant operations on a contractual basis. The principal manufacturing facilities of the animal feed operations are located within IMC-Agrico's New Wales complex. This business is one of the world's largest producers of phosphate-based animal feed ingredients and has enhanced IMC-Agrico's flexibility in maximizing returns from its core phosphate production.

Marketing

    IMC-Agrico sells its fertilizer products in the domestic and export markets under spot market and long-term contract terms. IMC-Agrico markets its products domestically throughout the eastern two-thirds of the United States. In 1996, approximately 40% of IMC-Agrico's phosphate fertilizer shipments were sold in the domestic market. Approximately 63% of IMC-Agrico's phosphate rock production was used in 1996 to produce phosphate fertilizers at its plants in Florida and Louisiana, with a majority of the remaining amount sold in the domestic market.

    Virtually all of FRP's export sales of phosphate fertilizers are marketed through the Phosphate Chemicals Export Association ("Phoschem"), a Webb-Pomerene Act association. Since January 1995, IMC has been responsible for marketing DAP, MAP and GTSP for Phoschem's members. This marketing arrangement allows IMC-Agrico to interface directly with its major international customers and enhances its ability to pursue growth and marketing opportunities on a global basis.
In December 1996, IMC-Agrico, through Phoschem, reached a two-year agreement for the sale of DAP to Sinochem, the fertilizer agency for China. The agreement provides for monthly shipments of DAP at market-related prices at the time of shipment and is expected to approximate 1996 levels for each of 1997 and 1998. In conducting business abroad, IMC-Agrico is subject to the customary risks encountered in foreign operations. See "Cautionary Statement."

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

Sulphur Business

    FRP's sulphur operations include the mining, purchase, transportation, terminalling and sale of sulphur. In 1995, FRP acquired essentially all of the domestic assets of Pennzoil, including the Culberson mine in Texas, sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, land and marine transportation equipment and sales and other related commercial contracts and obligations. As a result, FRP now produces sulphur from its Main Pass and Culberson mines for sale to IMC-Agrico and to third parties.

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

    The Main Pass deposit was discovered by FRP in 1988. The mine currently has the highest production rate of any sulphur mine in the world and contains the largest known existing Frasch sulphur reserve in North America. The Main Pass offshore complex, more than a mile in length, is one of the largest structures of its type in the world and the largest in the Gulf of Mexico. The Main Pass mine has a design capacity of 5,500 long tons per day. During the year ended December 31, 1996, production averaged approximately 5,350 long tons per day. The mine is owned 58.3% by FRP, 25% by IMC and 16.7% by Homestake Sulphur Company. At December 31, 1996, the Main Pass deposit was estimated to contain proved and probable sulphur reserves totaling 66.2 million long tons (38.6 million long tons net to FRP).

    FRP began operating the Culberson mine in January 1995 after acquiring the mine from Pennzoil. For the year ended December 31, 1996, production at the Culberson mine averaged approximately 2,450 long tons per day. FRP continues to work on improving the operating efficiencies at the Culberson mine to further reduce costs. As of December 31, 1996, the Culberson mine was estimated to contain proved and probable sulphur reserves totaling 14.5 million long tons.

    FRP also supplements its sulphur production by purchasing sulphur from third parties who recover sulphur in the production of oil and natural gas and the refining of petroleum products.

Marketing

   Sulphur produced at the Main Pass mine is transported by barge in liquid form to storage, handling and shipping facilities located at Port Sulphur, Louisiana. Sulphur production from the Culberson mine is transported in liquid form by unit train to Galveston where storage, handling and shipping facilities are located. At both Port Sulphur and Galveston, sulphur purchased from others or transported for third parties may also be received. Sulphur is transported from Port Sulphur by barge to IMC-Agrico's and other customers' plants in Louisiana on the Mississippi River. Molten sulphur is also transported from Galveston and Port Sulphur by tanker to FRP's terminals at Tampa. Similar facilities at Pensacola, Florida are used for storage, handling and shipping of sulphur purchased from others or transported for others. FRP processes and transports for a fee both IMC's and Homestake's share of Main Pass sulphur and serves as marketing agent for Homestake.

    FRP's production of sulphur accounted for an estimated 20% of domestic and 6% of world elemental sulphur production in 1996. FRP's sulphur is used primarily to manufacture sulphuric acid, which is used primarily to produce phosphoric acid, one of the basic materials used to produce phosphate fertilizers.

OIL AND GAS

    Oil reserves are associated with the same caprock reservoir as the sulphur reserves at Main Pass. Oil production commenced in the fourth quarter of 1991 and averaged approximately 10,700 barrels per day (5,200 barrels per day net to FRP) during the year ended December 31, 1996. As of December 31, 1996, FRP estimated that the remaining proved recoverable oil reserves at Main Pass were approximately 12.8 million barrels (5.2 million barrels net to FRP).

    In June 1996, FRP acquired a 25% leasehold interest in an oil and gas venture to explore a project area in Terrebonne Parish, Louisiana. In connection with the acquisition of this interest, FRP reimbursed MOXY $2.1 million for certain costs previously incurred in the project area. FRP acquired its interest on the same proportionate basis as Phillips Petroleum Company, which owns a 50% interest and is the operator of the joint venture. The initial exploratory well on the East Fiddler's Lake prospect was not successful in the discovery of commercial hydrocarbons. The second exploratory well in the project area has commenced on the North Bay Junop prospect and is expected to reach total depth during the second quarter of 1997.

    FRP acquired an interest in leases acquired by MOXY at the federal offshore lease sale held on March 5, 1997. At the lease sale, MOXY was high bidder on seven offshore Gulf of Mexico tracts, with bids totaling $5.5 million. FRP will acquire a 50% working interest in the leases awarded and will bear 60% of the acquisition and exploration costs associated with these leases. MOXY will bear the remaining 40% of such costs and will retain the remaining 50% working interest. Award of the leases is subject to review and approval by the U.S. Minerals Management Service.

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

    FRP's operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Exploration, mining, development and production of natural resources and the chemical processing operations of IMC-Agrico, like similar operations of other companies, may affect the environment. The production of sulphur and phosphate fertilizer involves the handling of hazardous or toxic substances, some of which may have the potential, if released into the environment in sufficient quantities, to expose FRP and IMC-Agrico to significant liability. For a further discussion of environmental matters and the risks associated with such matters, see "Cautionary Statement - Environmental Matters" below.

RELATIONSHIP BETWEEN THE COMPANY AND THE FTX GROUP

Management and Ownership

    FTX and FMRP serve as the managing general partners of the Company and the directors and officers of FTX, together with FRP's officers, perform all FRP management functions and carry out the activities of FRP. The officers of FRP continue to be employees and officers of FTX and its other subsidiaries but, subject to certain exceptions, are employed principally for the operation of FRP's business. As of December 31, 1996, FTX and FMRP held partnership interests that represented an approximate 51.6% interest in the Company. As a result of FTX's position as administrative managing general partner and of FTX's ownership interest, FTX has the ability to control all matters relating to the management of the Company, including any determination with respect to the acquisition or disposition of Company assets, future issuance of additional debt or other securities of the Company and any distributions payable in respect of the Company's partnership interests. In addition to such other obligations as it may assume, FTX has the general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the holders of partnership interests.

    Under the terms of FRP's credit facility (the "Credit Facility"), the failure by FTX to maintain control of FRP, or the direct or indirect ownership of at least 50.1% of the partnership interests in FRP, would allow acceleration of the indebtedness thereunder. See "Credit Facility."

    On February 15, 1997, FRP paid a distribution of 60 cents per publicly held unit ($30.0 million) and 24 cents per FTX owned unit ($12.9 million), increasing the total unpaid distributions due FTX to $431.3 million. The preferential rights of the publicly owned FRP units to receive minimum quarterly distributions of 60 cents per unit ceased after this distribution. FRP's distributable cash will now be shared ratably by FRP's public unitholders and FTX, except that FTX will be entitled to recover its unpaid cash distributions on a quarterly basis from one half of any excess of future quarterly distributions over 60 cents per unit for all units.

Credit Facility

    In November 1996, FRP amended the Credit Facility to, among other things, increase the borrowing availability, lower the interest rates and extend the maturity date. The Credit Facility now provides $350 million of credit, all of which is available to FRP and $150 million of which is available to FTX through November 2001. Under the Credit Facility, FTX is required to maintain at least a 50.1% ownership interest in FRP and control of FRP. FRP is not permitted to enter into any agreement restricting its ability to make distributions and is restricted in its ability to create liens and security interests on its assets. To secure the Credit Facility, FTX has pledged its FRP units representing a minimum 50.1% ownership in FRP. The Credit Facility places restrictions on, among other things, additional borrowings and requires FRP to maintain certain minimum working capital levels and specified cash flow to interest coverage ratios and not to exceed a specified debt-to-capitalization ratio.

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

Services Agreement

    Since January 1, 1996, FM Services Company ("FMS"), a company owned 50% by each of FTX and Freeport-McMoRan Copper & Gold Inc. ("FCX"), a former subsidiary of FTX, has furnished general executive, administrative, financial, accounting, legal, environmental, insurance, personnel, engineering, tax, research and development, sales and certain other services to FTX pursuant to the terms of an Services Agreement (the "Services Agreement") in order to enable FTX to perform its duties as administrative managing general partner of the Company. The nature and timing of the services provided under the Services Agreement are similar to those historically provided directly by FTX to the Company. FRP generally reimburses FTX, at FTX's cost, including allocated overhead, for such services on a monthly basis, including amounts paid by FTX under the Services Agreement and allocated to FRP. Such costs are allocated among FRP, FTX and certain of FTX's other affiliates based on direct utilization whenever possible and an allocation formula based on a combination of the operating income, property, plant and equipment and capital expenditures of FRP, FTX and such other affiliates.

CAUTIONARY STATEMENT

    This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding FRP's financial position and liquidity, distributions, FRP's strategic growth initiatives, future capital needs, development and capital expenditures (including the amount and nature thereof), reserve estimates and additions, production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in the Company's other filings with the Securities and Exchange Commission (the "SEC"), general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to FRP or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially from anticipated results or expectations include, among others:

 . Fluctuations in the actual or anticipated supply of and demand for fertilizer products that are frequently affected by rapidly changing agricultural conditions
 . Changes in governmental policies that affect the number of acres planted, levels of grain stocks, the mix of crops planted and prevailing crop prices
 .    Fluctuations in the supply of and demand for sulphur, oil and gas
 .    Imprecision in estimating sulphur, phosphate rock and oil and gas reserves
 . Possible increased environmental costs and liabilities arising from the production, storage and distribution of phosphate fertilizers and chemicals, sulphur, oil and gas
 .    Unanticipated industrial accidents
 .    Plant damage caused by severe weather or natural disasters
 . Unexpected geological conditions resulting in cave-ins, flooding and rock-bursts and unexpected changes in rock stability conditions
 .    Exchange rate fluctuations
 .    Fluctuations in interest rates
 .    Unanticipated difficulties in obtaining necessary financing
 . Timing of necessary governmental permits and approvals relating to operations, expansions of operations and financing of operations
 . Difficulties in reaching agreements, or resolving disputes, with joint venture partners, government officials, suppliers or customers
 . Other risk factors described from time to time in FRP's filings with the SEC

    Many of these factors are beyond FRP's ability to control or predict. Investors are therefore cautioned not to place undue reliance upon forward-looking statements. FRP assumes no obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise. A more detailed discussion of certain of the foregoing factors follows:

Seasonality and Volatility of Product Markets

    FRP sells its fertilizer products in the domestic and export markets under spot market and long-term contract terms. Agricultural demand for FRP's phosphate fertilizers is materially affected by prevailing agricultural conditions. Generally, FRP experiences seasonal increases in domestic sales prior to the fall and spring planting of crops and diminished sales after the spring planting season. Sales are also influenced by current and projected grain inventories and prices, quantities of fertilizers imported to and exported from North America and various governments' agricultural policies. Grain inventories are directly influenced by highly unpredictable weather patterns and rapidly changing field conditions (particularly during periods of high fertilizer consumption), and by trends in world-wide food consumption.

    Among the governmental policies that influence the fertilizer markets are those directly or indirectly influencing the number of acres planted, the level of grain stocks, the mix of crops planted and crop prices. In the United States, the Farm Bill enacted in April of 1996 ends government-guaranteed prices for corn, other feed grains, cotton, rice and wheat, and provides farmers with guaranteed payments that decline over seven years. The Farm Bill also brought an immediate end to planting controls. FRP has not yet determined whether the Farm Bill will have an effect on its operations. The possibility that the U.S. government or any foreign government may remove acres from cultivation through subsidies to farmers is an important factor influencing the demand for fertilizers.

    All of FRP's major products are commodities, and the markets and prices for such products have been volatile historically and may continue to be volatile in the future. FRP's operating margins and cash flow are subject to substantial fluctuations in response to changes in supply and demand for its products, conditions in the domestic and foreign agriculture industry, market uncertainties and a variety of additional factors beyond FRP's control.

Competition

    The sulphur, fertilizer and phosphate rock mining industries are highly competitive. Because competition is based largely on price, maintaining low production costs is critical to competitiveness. Any increases in FRP's costs or decreases in its competitors' costs affect FRP's ability to compete effectively. Because the market for FRP's products is global, FRP faces intense competition from overseas producers, some of which are state supported, especially those in North Africa and the former Soviet Union. Additionally, foreign competitors frequently are motivated by non-market factors such as the need for hard currency, rather than by normal financial considerations.

Environmental Matters

    FRP's operations include exploration, mining, development and production of natural resources, chemical processing, and the extraction, handling, production, processing, treatment, storage, transportation and disposal of materials and waste products that may be toxic or hazardous. Consequently, FRP is subject to numerous environmental laws and regulations. FRP has incurred and will continue to incur, significant capital expenditures and operating costs based on these laws and regulations. Continued governmental and public emphasis on environmental issues may result in increased capital expenditures and operating costs in the future, although the impact of future laws and regulations or future changes to existing laws and regulations cannot be predicted or quantified.

    Federal legislation (sometimes referred to as "Superfund" legislation) imposes liability, without regard to fault, for clean-up of certain waste sites, even though waste management activities at the site may have been performed in compliance with regulations applicable at the time. Under the Superfund legislation, one responsible party may be required to bear more than its proportional share of clean-up costs if payments cannot be obtained from other
responsible parties.   In addition, federal and state regulatory programs and
legislation mandate clean-up of certain wastes at operating sites. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Third parties also have the right to pursue legal actions to enforce compliance. Liability under these laws can be significant and unpredictable.

    FRP has received notices from governmental agencies that it is one of many potentially responsible parties at certain sites under relevant federal and state environmental laws. Some of these sites involve significant cleanup costs. The ultimate settlement of liability for the clean-up of such sites usually occurs many years after the receipt of notices identifying potentially responsible parties because of the many complex, technical and financial issues associated with site clean-up. FRP cannot predict its potential liability for the clean-up costs that it may incur in the future.

Operating Hazards

    FRP's offshore sulphur mining and oil production operations, and its marine transportation operations, are subject to marine perils, including collisions, fire, explosions, hurricanes and other adverse weather conditions. FRP's mining operations are also subject to risks such as unexpected geological conditions resulting in cave-ins, flooding and rock-bursts and unexpected changes in rock stability conditions. FRP's oil exploration and production activities are subject to risks including blowouts, cratering and fires, each of which could result in personal injury to personnel or damage to property and the environment.

    FRP's operations may be subject to significant interruption, and FRP may be subject to significant liability due to industrial accidents occurring at one or more of its plants, or drilling or mining operations, or severe weather or natural disaster damage to any one or more of its plants, or drilling or mining operations.

    FRP has in place programs to minimize the risks associated with its businesses. In addition, it has the benefit of certain liability, property damage, business interruption and other insurance coverage in types and amounts that it considers reasonable and believes to be customary in FRP's business. This insurance provides protection against loss from some, but not all, potential liabilities normally incident to the ordinary conduct of FRP's business, including coverage for certain types of damages associated with environmental and other liabilities that arise from sudden, unexpected and unforeseen events, with such coverage limits as management deems prudent. Through FTX and IMC-Agrico, property insurance is maintained to cover some, but not all of the risks of physical damage to tangible property of FRP as well as the corresponding cost of business interruption.

Foreign Sales

    A significant portion of FRP's revenues come from sales outside of the United States. FRP's foreign sales are subject to numerous risks including changes in currency and exchange controls, the availability of foreign exchange, laws, regulatory policies and actions affecting foreign trade and government subsidies, tariffs and quotas.

Item 3.  Legal Proceedings.

    FRP is involved from time to time in various legal proceedings of a character normally incident to its businesses. FRP believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of FRP. FRP, through FTX and IMC-Agrico, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    The information set forth under the captions "FRP Units" and "Cash Distributions/Preferential Rights of Public Unitholders" on the inside back cover of FRP's 1996 Annual Report to unitholders is incorporated herein by reference. As of March 14, 1997, there were 12,887 record holders of FRP Units.

Item 6.  Selected Financial Data.

    The information set forth under the caption "Selected Financial and Operating Data" on page 11 of FRP's 1996 Annual Report to unitholders is incorporated herein by reference.

    FRP's ratio of earnings to fixed charges for each of the years 1992 through 1996 inclusive, was 1.0x, a shortfall of $233.5 million, 3.2x, 5.5x and 5.7x, respectively. For purposes of this calculation, earnings are considered income from continuing operations before fixed charges. Fixed charges are interest and that portion of rent deemed representative of interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 17 of FRP's 1996 Annual Report to unitholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

    The financial statements of FRP, the notes thereto and the report thereon of Arthur Andersen LLP appearing on pages 18 through 27 and the report of management appearing on page 18 of FRP's 1996 Annual Report to unitholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

    As a limited partnership FRP has no directors. FTX and FMRP, as the managing general partners of FRP, perform comparable functions for FRP. The executive officers of FRP are appointed by FTX, and these officers, together with certain executive officers and directors of FTX, perform all management functions of FRP. The executive officers of FRP are employees of FTX or FMS. These FRP executive officers, together with the directors and executive officers of FTX who perform management functions on behalf of FRP, are collectively referred to as the "Executive Officers" in this Report.

Executive Officers

    The following table shows, as of March 14, 1997, the names, ages, positions with FRP, FTX and FMRP and principal occupations of the Executive Officers:


     Name               Age       Positions and Principal Occupations

Richard C. Adkerson     50       Director and Vice Chairman of the Board of FTX.

Michael J. Arnold       44       Senior Vice President of FRP.  Senior Vice
                                  President of FTX.

Thomas J. Egan          52       Senior Vice President of FTX.

W. Russell King         47        Senior Vice President of FTX.

Rene L. Latiolais       54       President and Chief Executive Officer of FRP.
                                 Director, President and Chief Executive Officer of FTX. Director, Chairman of the Board and President of FMRP.

James R. Moffett        58        Director and Chairman of the Board of FTX.

Robert M. Wohleber      46        Senior Vice President of FRP.  Senior Vice
                                  President of FTX.  Director of FMRP.

    Richard C. Adkerson has served as Vice Chairman of the Board and a Director of FTX since August 1995. Mr. Adkerson is Executive Vice President of FCX. He is Co-Chairman of the Board, Chief Executive Officer and a Director of McMoRan Oil & Gas Co. ("MOXY"). In addition, he is Chairman of the Board, Chief Executive Officer and a Director of FM Properties Inc. ("FMPO"). From 1992 to August 1995, Mr. Adkerson was Senior Vice President of FTX.

    Michael J. Arnold has served as Senior Vice President of FRP and FTX since November 1996. Mr. Arnold is also a Senior Vice President of FCX. From May 1993 to November 1996, Mr. Arnold was Vice President and Controller-Operations of FTX and was a Vice President of FTX from October 1991 to May 1993. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller-Operations of FCX.

    Thomas J. Egan has served as Senior Vice President of FTX since November 1993. From November 1987 to November 1993, Mr. Egan was Vice President of FTX. Mr. Egan is also a Senior Vice President of FCX.

    W. Russell King has served as Senior Vice President of FTX since November 1993. From October 1984 to November 1993, Mr. King was Vice President of FTX. Mr. King is also a Senior Vice President of FCX.

    Rene L. Latiolais has served as President and Chief Executive Officer of the Company since June 1988. Mr. Latiolais has served as President and Chief Executive Officer of FTX since August 1995 and as a Director of FTX since August 1993. Mr. Latiolais was Chief Operating Officer of FTX until 1995 and Executive Vice President of FTX until 1993. Mr. Latiolais is Vice Chairman of the Board and a Director of FCX.

    James R. Moffett has served as Chairman of the Board of FTX since May 1992 and as a Director of FTX and its predecessors since 1969. Mr. Moffett is Chairman of the Board, Chief Executive Officer and a Director of FCX. Mr. Moffett is Co-Chairman of the Board and a Director of MOXY.

    Robert M. Wohleber has served as Senior Vice President of FRP and FTX since November 1996. From June 1994 to November 1996, Mr. Wohleber was Vice President of FTX. He served as Vice President and Treasurer of FTX from May 1992 to June 1994 and served as Treasurer of FTX from May 1989 to May 1992. Mr. Wohleber has also been a Vice President of FCX since July 1994. He served as Vice President and Treasurer of FCX from July 1993 to June 1994. He served as Treasurer of FCX from August 1990 to June 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers, the principal financial and accounting officers and beneficial owners of more than 10% of a company's equity securities to file certain beneficial ownership reports with the SEC. In November 1996 Messrs. Arnold and Wohleber became executive officers of FRP but inadvertently filed their respective initial beneficial ownership reports late.

Item 11.  Executive Compensation.

    FRP does not employ any Executive Officers and no compensation was provided by FRP to any Executive Officer for services rendered in any capacity in 1996. The services of Executive Officers of FRP are provided to FRP by FTX as provided in the FRP partnership agreement, for which FRP reimburses FTX at its cost, including allocated overhead. All Executive Officers are employees of FTX or FMS, are compensated by FTX or FMS, and are eligible to participate in FTX or FMS benefit plans and programs. The total costs to FTX and FMS for Executive Officers, including costs of such plans and programs, are allocated to FRP, to the extent practicable, in proportion to the time spent by Executive Officers on FRP affairs. Reference is made to the information set forth under Part 1, Items 1 and 2 "Business and Properties - Relationship between the Company and the FTX Group" above and to the information set forth in Note 5 to the FRP Financial Statements.

    The following table sets forth certain information regarding the compensation that FTX paid to its chief executive officer and each of its four most highly compensated executive officers (with respect to salary and bonus only) other than the chief executive officer (collectively, the "Named Executive Officers"). During 1996, the Named Executive Officers also provided services to and received compensation from FCX.

                         Summary Compensation Table
                                                 Long-Term Compensation
                      Annual Compensation       -----------------------
                -------------------------------
                                         Other       Awards    Payouts
Name and                                 Annual     Securities         All Other
Principal                                Compensa-  Underlying   LTIP  Compensa-
Position         Year  Salary   Bonus    tion(1)   Options/SARS Payouts tion(2)

James R. Moffett1996 $180,556  $1,025,000 $ 60,464(3)  330,000 $614,151 $19,333
Chairman of the 1995  1,250,000  2,480,664  499,822(3)     -   730,988  100,308
Board           1994  1,250,000  3,149,900  538,418(3)     -   566,500   83,553

Rene L. Latiolais1996    630,000  1,955,000  137,951(4) 385,000 245,651  44,543
President and Chief1995  700,000  2,167,953   69,305(4)    -   292,388   50,825
Executive Officer 1994   700,000  2,263,900   85,464(4)    -   226,600   44,303

Richard C. Adkerson1996  102,273     567,000    3,811   90,000 122,826 13,320(6)
Vice Chairman of   1995  500,000     950,340   89,617(5)   -  146,194  39,346(6)
the Board          1994  500,000   1,476,500    8,914  110,100 113,300 31,830(6)

Charles W. Goodyear(7)1996 350,000   689,000   3,301   220,000 122,826  17,500
Executive Vice     1995    500,000 1,077,493   3,494       -   146,194  25,000
President          1994    500,000 1,476,500   6,113   110,100 113,300  23,250

W. Russell King    1996    150,000   162,500   5,546    4,000   36,850  8,207
Senior Vice        1995    300,000   300,000  11,092      -     43,860 16,416
President          1994    300,000   268,200   9,757  107,600   50,985 13,457



(1) In addition to items disclosed in notes 3, 4 and 5, includes FTX's payments of taxes in connection with certain benefits FTX provided to each Named Executive Officer in the following respective amounts for 1996, 1995 and 1994: Mr. Moffett, $6,552, $40,422 and $38,398; Mr. Latiolais, $39,121,
     $26,496 and $23,402; Mr. Adkerson, $3,811 $32,909 and $8,914; Mr. Goodyear,
     $3,301, $3,494 and $6,113; and Mr. King, $5,546, $11,092 and $9,757.  Does
     not include perquisites that FTX provided to each Named Executive Officer unless the aggregate amount in any year exceeded $50,000.

(2) Comprised of FTX's contributions to defined contribution plans, FTX's premium payments for universal life insurance policies and director fees as follows:
                                                           Life
                                           Plan         Insurance  Director
               Name              Year   Contributions    Premiums   Fees
  Mr. Moffett . . . . . . . . .  1996  $  9,027       $  4,306     $6,000
                                 1995     62,500         29,808     8,000
                                 1994     60,766         15,787     7,000
  Mr. Latiolais. . . . . . . . . 1996     31,500          7,043     6,000
                                 1995     35,000          7,825     8,000
                                 1994     33,273          5,030     6,000
  Mr. Adkerson . . . . . . . . . 1996      5,114            483     6,000
                                 1995     25,000          2,646     4,000
                                 1994     23,250          1,180         -
  Mr. Goodyear . . . . . . . . . 1996     17,500              -         -
                                 1995     25,000              -         -
                                 1994     23,250              -         -
  Mr. King . . . . . . . . . . . 1996      7,500            707         -
                                 1995     15,000          1,416         -
                                 1994     13,258            199         -


(3) Includes $53,912, $459,400 and $500,020 of perquisites that FTX provided to Mr. Moffett in 1996, 1995 and 1994, respectively, consisting of (a) $270,000 of principal payments of a non-interest bearing loan to Mr. Moffett from FTX that were forgiven in 1995 and 1994, (b) $62,606 and $80,793 of imputed interest in 1995 and 1994, respectively, on such loan,
     (c) $40,000 of matching gifts under the matching gifts program during each year, (d) $2,745 in 1996 and $19,000 in each of 1995 and 1994 for financial counseling and tax return preparation and certification services, and (e) $11,167, $67,794 and $90,227 of additional income recognized for federal income tax purposes by Mr. Moffett for use of FTX's aircraft in 1996, 1995 and 1994, respectively.

(4) Includes $98,830, $42,809 and $62,062 of perquisites that FTX provided to Mr. Latiolais in 1996, 1995 and 1994, respectively, consisting of (a) $3,675, $2,549 and $4,849 of matching gifts under the matching gifts program during 1996, 1995 and 1994, respectively, (b) $19,587, $20,000 and $20,360 for financial counseling and tax return preparation and certification services in 1996, 1995 and 1994, respectively, and (c) $75,568, $20,260 and $36,853 of additional income recognized for federal income tax purposes by Mr. Latiolais for his use of FTX's aircraft in 1996, 1995 and 1994, respectively.

(5) Includes $56,708 of perquisites that FTX provided to Mr. Adkerson in 1995 consisting of (a) $26,300 of matching gifts under the matching gifts program, (b) $4,717 for financial counseling and tax return preparation and certification services and (c) $25,691 of additional income recognized for federal income tax purposes by Mr. Adkerson for his use of FTX's aircraft.

(6) Includes $1,723, $7,700 and $7,400 of scholarships that FTX provided in 1996, 1995 and 1994, respectively, for the benefit of Mr. Adkerson's son.

(7) Effective as of January 1, 1997, Mr. Goodyear resigned from FTX and FRP and pursuant to an agreement, he forfeited two-thirds of the stock options that FTX granted to him in 1996 and will receive $8,333 per month over a three-year period. See "Item 13. Certain Relationships and Related Transactions."
                       ____________________

     The following table sets forth information with respect to all stock options and SARs that FTX granted to each of the Named Executive Officers in 1996.

                    Option/SAR Grants in 1996




                              Percent of
                Number of        Total
                Securities    Options/SARs
                Underlying    Granted to     Exercise                 Grant Date
                Options/SARs   Employees     or Base      Expiration    Present
Name            Granted(1)       1996         Price          Date       Value(2)

James R. Moffett       330,000   30.37%    $34.81    May 14, 2006    $5,375,700
Rene L. Latiolais      385,000   35.43%    $34.81    May 14, 2006     6,271,650
Richard C. Adkerson     90,000    8.28%    $34.81    May 14, 2006     1,466,100
Charles W. Goodyear(3) 220,000   20.25%    $34.81    May 14, 2006     3,583,800
W. Russell King          4,000    0.37%    $36.56    Apr. 30, 2006       69,000


(1) The stock options granted to Messrs. Moffett, Latiolais, Adkerson and Goodyear will become exercisable over a five-year period and the stock options granted to Mr. King will become exercisable over a four-year vesting period. The stock options will become immediately exercisable in their entirety if (a) any persons or group of persons acquires beneficial ownership of shares representing 20% or more of FTX's total voting power or (b) under certain circumstances, the composition of the Board of Directors is changed after a tender offer, exchange offer, merger, consolidation, sale of assets or contested election or any combination thereof. Each stock option has an equal number of tandem "limited rights," which may be exercisable only for a limited period in the event of a tender offer, exchange offer, a series of purchases or other acquisitions or any combination thereof resulting in a person or group of persons becoming a beneficial owner of shares representing 40% or more of FTX's total voting power. Each limited right entitles the holder to receive cash equal to the amount by which the highest price paid in such transaction exceeds the exercise price.

(2) The Black-Scholes option pricing model was used to determine the grant date present value of the stock options granted by FTX to the Named Executive Officers. Under the Black-Scholes option pricing model, the grant date present value of each stock option and SAR referred to in the table was calculated to be $17.25 on April 30, 1996 and $16.29 on May 14, 1996. The following facts and assumptions were used in making such calculations: (a) an unadjusted exercise price for each such stock option as set forth under the column labeled "Exercise or Base Price;"
       (b) a fair market value of $36.5625 and $34.8125 for one share of Common Stock on April 30, 1996 and May 14,
       1996, respectively; (c) dividend yields of 0.98% and 1.03%, respectively, derived from dividing (i) $0.36, which is the value of the dividend currently being paid on one share of Common Stock, by (ii) the fair market value of one share of Common Stock on the dates of grant; (d) a term for such stock options as set forth under the column labeled "Expiration Date;" (e) a stock volatility of 27.5%, based on an analysis of weekly closing stock prices of the Common Stock over a 36-week period; and (f) an assumed risk-free interest rate of 6.61%, such rate being equivalent to the yield on the dates of grant on a treasury note with a maturity date comparable to the expiration of such stock option.
       No other discounts or restrictions related to vesting or the likelihood of vesting of stock options were applied. The resulting grant date present value for each stock option was multiplied by the total number of stock options granted to each of the Named Executive Officers to determine their total grant date present values.

(3) Effective as of January 1, 1997, Mr. Goodyear resigned from FTX and FRP and pursuant to an agreement, he forfeited two-thirds of the stock options that FTX granted to him in 1996 and will receive $8,333 per month over a three-year period. See "Item 13. Certain Relationships and Related Transactions."
                      _______________________

     The following table sets forth information with respect to any exercises of FTX stock options and SARs in 1996 by each of the Named Executive Officers and all outstanding FTX stock options and SARs held by each of the Named Executive Officers as of December 31, 1996.

              Aggregate Option/SAR Exercises in 1996
            and Option/SAR Values at December 31, 1996
                                                                    Value of
                                      Number of Securities        Unexercised
                                    Underlying Unexercised      In-the-Money
                    Shares             Options/SARs at         Options/SARs at
                   Acquired           December 31, 1996        December 31, 1996
                   on        Value       Exercisable/             Exercisable/
     Name          Exercise  Realized    Unexercisable            Unexercisable
James R. Moffett         -  $        -  34,094/330,000       $  423,502/  -
Rene L. Latiolais   90,661   1,934,636  78,298/390,649          992,021/76,653
Richard C. Adkerson 84,988   1,629,958  18,607/103,780          234,426/174,221
Charles W. Goodyear  4,675     290,732  85,252/233,780        1,172,080/174,221
W. Russell King          -           -  11,824/ 16,794          152,648/161,133

     The following table sets forth information with respect to all long-term incentive plan awards made in 1996 by FTX to each of the Named Executive Officers.

             Long-Term Incentive Plans Awards in 1996

                    Number of    Performance
                     Shares,       or Other
                      Units      Period Until       Estimated Future
                     or Other     Maturation       Payouts Under Non-Stock
         Name        Rights(1)    or Payout          Price-Based Plans(2)
James R. Moffett      20,000      12/31/99                $442,400
Rene L. Latiolais     35,000      12/31/99                 774,200
Richard C. Adkerson    7,000      12/31/99                 154,840
Charles W. Goodyear   13,000      12/31/99                 287,560
W. Russell King        5,500      12/31/99                 121,660


(1) Represents the number of performance units covered by FTX's performance award granted in 1996 under FTX's 1992 Long-Term Performance Incentive Plan (the "Long-Term Plan"). As of December 31 of each year, each Named Executive Officer's performance award account will be credited with an amount equal to the "annual earnings per share" or "net loss per share" (as defined in the Long-Term Plan) for that year multiplied by the number of performance units then credited to such performance award account. Annual earnings per share or net loss per share includes the net income or net loss of each majority-owned subsidiary of FTX that is attributable to equity interests that are not owned by FTX. The Corporate Personnel Committee may, however, in its discretion, prior to crediting the Named Executive Officers' performance award accounts with respect to a particular year, reduce or eliminate the amount of the annual earnings per share that otherwise would be credited to any performance award account for such year. The balance in such performance award account is generally paid as soon as practicable after December 31 of the year in which the third anniversary of the award occurs.

(2) The amounts represent the annual earnings per share for 1996, as determined by FTX's Corporate Personnel Committee, applied over a four-year period.


Retirement Benefit Program

     FTX's retirement benefit program was amended effective July 1, 1996, to incorporate a "cash-balance plan" design. Under the amended program, each participant, including the Named Executive Officers, is entitled to benefits based upon the sum of his starting account balance, annual benefit credits and annual interest credits allocated to his "account." The starting account balance is equal to the value of the participant's accrued benefit as of June 30, 1996, under the prior plan. The annual benefit credit consists of two parts: (1) 4% of the participant's earnings for the year in excess of the social security wage base for the year; and (2) a percentage of the participant's total earnings for the year.
     The percentage of total earnings is determined as follows:

          15%, if as of January 1, 1997, the participant's age plus service totaled 65 or more, he was at least 50 years old and had at least 10 years of service; 10%, if as of January 1, 1997, the participant's age plus service totaled 55 or more, he had at least 10 years of service, and he did not meet the requirements for a 15% allocation; 7%, if as of January 1, 1997, the participant's age plus service totaled 45 or more, he had at least 5 years of service, and he did not meet the requirements for a greater allocation;
          4%, if the participant did not meet the requirements for a greater allocation.

The annual interest credit is equal to the account balance at the end of the prior year multiplied by the annual yield on 10-year U.S. Treasury securities on the last day of the preceding year. For the first half-year of the cash-balance plan design, ending December 31, 1996, the annual benefit credits were based on compensation for the second half of the year, and the interest credit was 2.79% (equal to half the annual yield rate of 5.58%). Interest credits stop at the end of the year in which the participant reaches age 60. Upon retirement a participant's account balance is payable either in a lump sum or an annuity, as selected by the participant. A participant's "earnings" are comprised of annual base salary (see "Salary" in the Summary Compensation Table above), plus a percentage of certain bonuses (See "Bonus" in the Summary Compensation Table above), which percentage is the lesser of 50% or the percentage of the bonus not deferred. Years of service include not only years with FTX but also any years with FTX's predecessors.

     Benefits payable to a participant under FTX's retirement benefit program are no longer determined primarily by such individual's final average compensation and years of service. However, if a participant's age plus service equaled 65 or more as of January 1, 1997, and as of that date the participant had both attained age 50 and had at least 10 years of service, the participant is "grandfathered" into a benefit of no less than the benefit under the former retirement benefit formula based on years of service and final average earnings.

     The following is the estimated annual retirement benefit, payable as an annuity for life, of each of the Named Executive Officers assuming retirement at age 60, and allowing for reasonable annual increases in earnings until retirement: Mr. Moffett, $1,204,481; Mr. Adkerson, $197,292; Mr. Latiolais, $1,283,955; and Mr. King, $262,110. Mr. King participates in the retirement
benefit program of FMS.   Mr. Goodyear resigned effective January 1, 1997
and his estimated annual benefit under the retirement benefit program, if the benefit is paid as an annuity for life commencing at age 60, is $115,229.

Compensation Committee Interlocks and Insider Participation

     As a limited partnership, FRP has neither a board of directors nor a compensation committee. FTX has a Corporate Personnel Committee composed of four independent directors, none of whom is an officer or employee of FTX, FRP or any of their respective subsidiaries. The current members of FTX's Corporate Personnel Committee are Robert W. Bruce III, William B. Harrison, Jr., George Putnam and J. Taylor Wharton. No Executive Officer served in 1996 as a director or member of the compensation committee of another entity, one of whose executive officers served as a director of FTX or on FTX's Corporate Personnel Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table contains certain information concerning the beneficial ownership of FRP units as of December 31, 1996 by each person known by FRP to be the beneficial owner of more than 5% of any class of FRP equity security, determined in accordance with Rule 13d-3 of the SEC and based on information furnished to FRP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.

                                          Number of
                                          FRP Units            Percent
                                        Beneficially             of
Name and Address of Beneficial Owner       Owned                Class

Freeport-McMoRan Inc.                     52,284,950(1)          51.6%
1615 Poydras Street
New Orleans, Louisiana 70112

Vanguard/Windsor Fund, Inc.                7,810,700(2)           7.6%
Post Office Box 2600
Valley Forge, Pennsylvania 19482-2600

Wellington Management Company, LLP         7,810,700(3)           7.6%
75 State Street
Boston, Massachusetts  02109




(1) Consists of 135,034 FRP Depositary Units and 52,149,916 FRP Unit
    Equivalents.

(2) Based on the Schedule 13G dated February 7, 1997 that Vanguard/Windsor Fund, Inc. filed with the SEC. Vanguard/Windsor Fund, Inc. has sole voting power and shared investment power as to all 7,810,700 units, consisting solely of FRP Depositary Units.

(3) Based on the Schedule 13G dated January 24, 1997 that Wellington Management Company, LLP filed with the SEC. Wellington Management Company, LLP has shared investment power only as to all 7,810,700 Units.



     The following table contains information concerning the beneficial ownership of shares of FTX common stock ("FTX Shares") and FRP Depositary Units as of December 31, 1996 by (a) each Named Executive Officer and (b) all Executive Officers as a group, determined in accordance with Rule 13d-3 of the SEC and based upon information furnished to FRP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.


                                 Number of FTX Shares       Number of FRP Units
Name of Beneficial Owner         Beneficially Owned(1)(2)  Beneficially Owned(1)
Richard C. Adkerson                    23,726(3)(4)                   -
Charles W. Goodyear                    68,459(3)(5)                   -
W. Russell King                        18,645                       990
Rene L. Latiolais                     122,886(3)                    707(6)
James R. Moffett                      280,298(3)(7)              39,600(7)
All Executive Officers
  as a group (7 persons)              477,999(8)                 41,297(8)


(1) With the exception of Mr. Moffett (who beneficially owns 1.2% of the outstanding FTX Shares), each individual holds less than 1% of the outstanding FTX Shares and FRP Units, respectively.

(2) Includes shares that could be acquired within sixty days after December 31, 1996, upon the exercise of options granted pursuant to FTX's stock option plans, as follows: Mr. Adkerson, 12,862 shares; Mr. Goodyear,
     67,729 shares; Mr. King, 7,508 shares; Mr. Latiolais, 64,771 shares; Mr. Moffett, 22,729 shares; all Executive Officers as a group, 138,670 shares.

(3) Includes shares held by the trustee under FTX's Employee Capital Accumulation Program for the benefit of such individuals, as follows: Mr. Adkerson, 838 shares; Mr. Goodyear, 720 shares; Mr. Latiolais, 3,009 shares; Mr. Moffett, 4,318 shares; all Executive Officers as a group, 8,218 shares.

(4) Includes 149 shares held in a retirement trust for the benefit of Mr. Adkerson.

(5)  Includes 10 shares held in a retirement trust for the benefit of Mr.
     Goodyear.

(6) Includes 573 FRP Units held for the benefit of Mr. Latiolais under the FRP Reinvestment Plan.

(7) Includes 26,624 FTX Shares and 39,600 FRP Units held for the benefit of trusts with respect to which Mr Moffett, as a co-trustee, shares voting and investment power but as to which he disclaims beneficial ownership.

(8) Represents approximately 2.0% of the FTX Shares and less than 1% of the outstanding FRP Units.




Item 13.  Certain Relationships and Related Transactions.

     Upon his resignation from FTX, FCX, MOXY, FRP, FMS and FM Properties Inc. (collectively, the "Freeport Entities") as of January 1, 1997, Mr. Goodyear forfeited two-thirds of the stock options that the Freeport Entities granted to him in 1996. The stock options that FTX granted to Mr. Goodyear in 1996 are shown in the table entitled "Option/SAR Grants in 1996" under "
     Item 11. Executive Compensation." In consideration for such forfeiture, Mr. Goodyear is entitled to receive $8,333 per month from the Freeport Entities starting on January 1, 1997 and continuing through December 1, 1999. Such payments may be discontinued or accelerated under certain circumstances if the consulting arrangement with FMS described below is terminated.

     In December 1996, FMS entered into an agreement with Goodyear Capital Corporation ("GCC"), a corporation of which Mr. Goodyear is President and the sole stockholder, under which GCC has agreed to provide consulting services relating to the financial aspects of the businesses, operations and prospects of FMS and its corporate affiliates, including
     FTX, FRP and FCX, from January 1, 1997 through December 31, 1999. Under the agreement, GCC will receive an annual consulting fee of $1,400,000, reimbursement of reasonable out-of-pocket expenses incurred in connection with providing such services, certain perquisites, and incentive bonuses, in amounts to be determined, for providing material assistance to any of the Freeport Entities on any major transactions that may be
     successfully consummated.   In 1996, Mr. Goodyear received $15,674 as
     reimbursement for certain fees incurred in connection with the negotiation of this agreement.

     Reference is made to the information set forth in "Items 1 and 2. Business and Properties - Relationship between the Company and the FTX Group" above, to the information set forth in "Item 11. Executive Compensation" above and to the information set forth in Note 5 to the FRP Financial Statements.


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

(b).          Reports on Form 8-K.

    During the last quarter of the period covered by this report, FRP filed a report on Form 8-K dated December 20, 1996 reporting an event under item 5 thereof. No financial statements were filed.

                            SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                      FREEPORT-McMoRan RESOURCE
                                     PARTNERS, LIMITED PARTNERSHIP

                                  By:  FREEPORT-McMoRan INC.,
                                       Its Administrative Managing
                                       General Partner

                             By:             /s/ James R. Moffett
                                               James R. Moffett
                                            Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

Signature
                       President and Chief Executive Officer of Freeport-McMoRan
                       Resource Partners, Limited Partnership, and Director of
        *              Freeport-McMoRan Inc.
Rene L. Latiolais      (Principal Executive Officer)

                    Senior Vice President of Freeport-McMoRan Resource Partners,
        *           Limited Partnership (Principal Financial Officer)
Robert M. Wohleber

                       Vice President and Controller of Freeport-McMoRan
        *              Resources Partners, Limited Partnership (Principal
Nancy D. Bonner        Accounting Officer)


        *
Richard C. Adkerson    Director of Freeport-McMoRan Inc.


        *
Robert W. Bruce III    Director of Freeport-McMoRan Inc.


        *
Robert A. Day          Director of Freeport-McMoRan Inc.



        *
William B. Harrison,
  Jr.                  Director of Freeport-McMoRan Inc.


        *
Henry A. Kissinger     Director of Freeport-McMoRan Inc.


        *
Bobby Lee Lackey       Director of Freeport-McMoRan Inc.


        *
Gabrielle K. McDonald  Director of Freeport-McMoRan Inc.


/s/ James R. Moffett
James R. Moffett       Director and Chairman of the Board of Freeport-McMoRan
                          Inc.


        *
George Putnam          Director of Freeport-McMoRan Inc.


        *
B. M. Rankin, Jr.      Director of Freeport-McMoRan Inc.


        *
J. Taylor Wharton      Director of Freeport-McMoRan Inc.



*By:/s/ James R. Moffett
     James R. Moffett
     Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS



     The financial statements of FRP, the notes thereto, and the report thereon of Arthur Andersen LLP, appearing on pages 18 through 27, inclusive, of FRP's 1996 Annual Report to unitholders are incorporated by reference.



     The financial statement schedules listed below should be read in conjunction with such financial statements contained in FRP's 1996 Annual Report to unitholders.

                                                            Page
                                                         ---------
Report of Independent Public Accountants                      F-1
III-Condensed Financial Information of Registrant             F-2
VIII-Valuation and Qualifying Accounts                        F-5



     Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.





               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 included in Freeport-McMoRan Resource Partners, Limited Partnership's annual report to unitholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





          Arthur Andersen LLP
New Orleans, Louisiana,
  January 21, 1997



       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            BALANCE SHEETS



                                         December 31,
                                     -----------------------
                                        1996          1995
                                     ----------    ----------
                                         (In Thousands)
ASSETS
Current assets
Cash and cash equivalents            $    6,372    $    6,021
Accounts receivable:
  Customers                              21,323        23,666
  Other                                  23,606        16,680
Inventories:
  Products                               21,859        22,221
  Materials and supplies                  8,214         9,542
Prepaid expenses and other                3,003         2,545
                                     ----------    ----------
  Total current assets                   84,377        80,675
Property, plant and equipment-net       498,830       533,100
Investment in IMC-Agrico                399,603       428,922
Other assets                             26,814        40,169
                                     ----------    ----------
Total assets                         $1,009,624    $1,082,866
                                     ==========    ==========

LIABILITIESANDPARTNERS'CAPITAL
Accounts payable and accrued
 liabilities                         $   80,748    $   56,539
Long-term debt, less current portion    350,000       371,140
Reclamation and mine shutdown
 reserves                                53,848        76,857
Accrued postretirement benefits
 and other liabilities                  165,380       173,864
Partners' capital                       359,648       404,466
                                     ----------    ----------
Total liabilities and partners'
 capital                             $1,009,624    $1,082,866
                                     ==========    ==========



The footnotes contained in FRP's 1996 Annual Report to unitholders are an integral part of these statements.



       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         STATEMENTS OF INCOME



                                          Years Ended December 31,
                                     -------------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ----------

                                               (In Thousands)
Revenues                             $  175,950    $  202,498    $  111,185
Cost of sales:
Production and delivery                 119,052       119,239        61,211
Depreciation and amortization            36,203        42,142        38,825
                                     ----------    ----------    ----------
  Total cost of sales                   155,255       161,381       100,036
Exploration expenses                      2,485             -             -
General and administrative expenses      35,509        50,492        28,949
                                     ----------    ----------    ----------
  Total costs and expenses              193,249       211,873       128,985
                                     ----------    ----------    ----------
Operating loss                          (17,299)       (9,375)    (17,800)
Interest expense, net                   (31,752)      (30,138)    (32,297)
Equity in earnings of IMC-Agrico        226,002       201,704       136,671
Other income (expense), net                 350          (783)      (2,608)
                                     ----------    ----------    ----------
Net income                           $  177,301    $  161,408    $   83,966
                                     ==========    ==========    ==========



The footnotes contained in FRP's 1996 Annual Report to unitholders are an integral part of these statements.







       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       STATEMENTS OF CASH FLOW



                                         Years Ended December 31,
                                     -----------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ----------
                                                 (In Thousands)
Cash flow from operating activities:
Net income                           $  177,301    $  161,408    $   83,966
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation and amortization          36,203        42,142        38,825
  Equity in earnings of IMC-Agrico     (226,002)     (201,704)    (136,671)
  Cash distributions received from
   IMC-Agrico                           263,083       219,515       233,617
  (Increase) decrease in working
   capital, net of effect of
   acquisitions:
  Accounts receivable                      (843)     (16,875)       (2,311)
  Inventories                             1,690         5,353         7,058
  Prepaid expenses and other               (456)       (2,272)          -
  Accounts payable and accrued
   liabilities                            6,180        29,590          (389)
  Reclamation and mine shutdown
   expenditures                          (5,253)       (2,065)       (5,270)
  Other                                   6,958         8,478        11,551
                                     ----------    ----------    ----------
Net cash provided by operating
 activities                             258,861       243,570       230,376
                                     ----------    ----------    ----------
Cash flow from investing activities:
Capital expenditures                     (9,440)      (13,331)      (11,231)
Investment in IMC-Agrico                 (7,641)       (46,200)          -
Sale of assets                            4,000           375        36,919
Other                                         -         1,531           530
                                     ----------    ----------    ----------
Net cash provided by (used in)
 investing activities                   (13,081)       (57,625)     26,218
                                     ----------    ----------    ----------
Cash flow from financing activities:
Distributions to partners              (222,119)      (202,541)    (127,368)
Proceeds from (repayment of)
 debt, net                             (171,141)       16,269      (270,900)
Purchase of partnership units                 -        (2,061)     (1,342)
Proceeds from sale of 7% Senior
 Notes                                  147,831             -             -
Proceeds from sale of 8 3/4% Senior
 Subordinated Notes                           -             -       146,125
                                     ----------    ----------    ----------
Net cash used in financing
 activities                            (245,429)     (188,333)     (253,485)
                                     ----------    ----------    ----------
Net increase (decrease) in cash
 and cash equivalents                       351        (2,388)        3,109
Cash and cash equivalents at
 beginning of year                        6,021         8,409         5,300
                                     ----------    ----------    ----------
Cash and cash equivalents at
 end of year                         $    6,372    $    6,021    $    8,409
                                     ==========    ==========    ==========

The footnotes contained in FRP's 1996 Annual Report to unitholders are an integral part of these statements.



       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

         for the years ended December 31, 1996, 1995 and 1994



Col. A           Col. B               Col. C             Col. D        Col. E
---------      ----------            ----------         ----------    ----------
                                      Additions
                              ----------------------
                Balance at    Charged to    Charged to                Balance at
                Beginning     Costs and       Other       Other-Add     End of
Description     of Period      Expenses      Accounts      (Deduct)     Period
----------      ----------    ----------    ----------    ----------   ---------
                               (In Thousands)
Reserves and allowances deducted from asset accounts:

Reclamation and mine shutdown reserves:
1996:
  Sulphur      $   71,954    $    3,920    $        -    $  (28,217)a  $ 47,657
  Fertilizer       35,931        10,137             -        (3,781)     42,287
  Oil & Gas         4,903         1,288             -             -       6,191
               ----------    ----------    ----------    ----------  ----------
               $  112,788    $   15,345    $        -    $  (31,998)b  $96,135
               ==========    ==========    ==========    ==========   ==========
1995:
  Sulphur      $   55,105    $    2,643    $        -    $   14,206 c $ 71,954
  Fertilizer       37,683         2,785             -        (4,537)     35,931
  Oil & Gas         3,657         1,257             -           (11)      4,903
               ----------    ----------    ----------    ----------   ----------
               $   96,445    $    6,685    $        -    $   9,658b $ 112,788
               ==========    ==========    ==========    ==========  ==========
1994:
  Sulphur      $   57,287    $    1,041    $        -    $   (3,223)   $ 55,105
  Fertilizer       38,437         2,310             -        (3,064)     37,683
  Oil & Gas         1,609         2,385             -          (337)      3,657
               ----------    ----------    ----------    ----------   ----------
               $   97,333    $    5,736    $        -    $   (6,624)b  $96,445
               ==========    ==========    ==========    ==========   ========

a. Includes a reclassification to short-term payables of $17.1 million.

b. Includes expenditures of $11.3 million in 1996, $10.5 million in 1995 and $11.2 million in 1994.

c. Includes $15.2 million of liabilities assumed in connection with the acquisition of the sulphur assets of Pennzoil Co. (see Note 7 to the Financial Statements).





    Freeport-McMoRan Resource Partners, Limited Partnership

                           Exhibit Index


 Exhibit
Number





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



3.5 Amendment to the FRP Partnership Agreement dated as of January 27, 1992 between FTX, as Administrative Managing General Partner, and FMRP , as Managing General Partner, of FRP. Incorporated by reference to
          Exhibit 3.3 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1991 (the "FRP 1991 Form 10-K").



3.6 Amendment to the FRP Partnership Agreement dated as of October 14, 1992 between FTX, as Administrative Managing General partner, and FMRP, as Managing General Partner, of FRP. Incorporated by reference to Exhibit
         3.4 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1992 (the "FRP 1992 Form 10-K").



3.7 Amended and Restated Certificate of Limited Partnership of FRP dated June 12, 1986 (the "FRP Partnership Certificate"). Incorporated by reference to Exhibit 3.3 to FRP's Registration Statement on Form S-1, as amended, as initially filed with th Commission on June 20, 1986 (Registration No. 33-5561).



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



4.7       FRP Depositary Unit Reinvestment Plan.  Incorporated by reference to
          Exhibit 4.4 to the FRP 1991 Form 10-K.



4.8 Second Amended and Restated Credit Agreement dated as of November 14, 1996 (the "FTX/FRP Credit Agreement") among FTX, FRP, the various financial institutions that are parties thereto (the "Banks"), The Chase Manhattan Bank (successor by merger to Chemical Bank) and The Chase Manhattan Bank (National Association), as Administrative Agent, FRP Collateral Agent, FTX Collateral Agent and Documentary Agent.



4.9 Subordinated Indenture as of October 26, 1990 (the "Subordinated Indenture") between FRP and Manufacturers Hanover Trust Company ("MHTC") as Trustee.
          Incorporated by reference to Exhibit 4.11 to the FRP 1993 Form 10-K.



4.10 First Supplemental Indenture dated as of February 15, 1994 between FRP and Chemical Bank, as Successor to MHTC, as Trustee, to the Subordinated Indenture providing for the issuance of $150,000,000 of aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2004. Incorporated by reference to Exhibit
          4.12 to the FRP 1993 Form 10-K.



4.11 Form of Senior Indenture (the "Senior Indenture") from FRP to Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FRP dated February 13, 1996.



4.12 Form of Supplemental Indenture dated February 14, 1996 from FRP to Chemical Bank, as Trustee, to the Senior Indenture providing for the issuance of
          $150,000,000 aggregate principal amount of 7% Senior Notes due 2008. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 16, 1996 of FRP.



10.1 Contribution Agreement dated as of April 5, 1993 between FRP and IGL (the "FRP-IGL Contribution Agreement"). Incorporated by reference to
          Exhibit 2.1 to the Current Report on Form 8-K of FRP dated July 15, 1993 (the "FRP July 15,1993 Form 8-K").



10.2 First Amendment dated as of July 1, 1993 to the FRP-IGL Contribution Agreement. Incorporated by reference to Exhibit 2.2 to the FRP July 15, 1993 Form 8-K.



10.3 Amended and Restated Partnership Agreement dated as of May 26, 1995 among IMC-Agrico GP Company, Agrico, Limited Partnership and IMC-Agrico MP Inc. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1995 (the "FRP 1995 Form 10-K").



10.4 Amendment and Agreement dated as of January 23, 1996 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc., IMC Global Operations, Inc. and IMC-Agrico Company. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 13,1996 of FRP.



10.5 Amended and Restated Parent Agreement dated as of May 26, 1995 among IMC Global Operations, Inc., FRP, FTX and IMC-Agrico. Incorporated by reference to
          Exhibit 10.5 to the FRP 1995 Form 10-K.



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



10.8 Exploration Agreement effective July 1, 1996 between McMoRan Oil & Gas Co. ("MOXY") and the Company. Incorporated by reference to Exhibit
          10.1 to Quarterly Report on Form 10-Q of MOXY for the quarter ended June 30, 1996.



10.9 Letter Agreement dated February 28, 1997 between MOXY and the Company Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of
          MOXY for the fiscal year ended December 31, 1996.



12.1      FRP Computation of Ratio of Earnings to Fixed Charges.



13.1 Those portions of the 1996 Annual Report to unitholders of FRP that are incorporated herein by reference.



21.1      Subsidiaries of FRP.



23.1      Consent of Arthur Andersen LLP dated March 28, 1997.



23.2      Consent of Ernst & Young LLP dated March 28, 1997.



24.1 Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of FTX.



27.1      FRP Financial Data Schedule.



99.1      Report of Ernst & Young LLP