Form 10-Q
period 1997-03-31
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1997-04-29
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-Q


    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the Quarter Ended March 31, 1997


                   Commission File Number: 1-9164

       Freeport-McMoRan Resource Partners, Limited Partnership

               Organized in Delaware              72-1067072
                                       (IRS Employer Identification No.)
         1615 Poydras Street, New Orleans, Louisiana  70112

    Registrant's telephone number, including area code: (504) 582-4000 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP

                            TABLE OF CONTENTS



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

                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 CONDENSED BALANCE SHEETS (Unaudited)

                                     March 31,    December 31,
                                        1997          1996
                                     ----------    ----------
                                           (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents            $    5,043    $   19,395
Accounts receivable                      73,610        70,598
Inventories                             159,238       141,158
Prepaid expenses and other                3,517         4,845
                                     ----------    ----------
  Total current assets                  241,408       235,996
Property, plant and equipment, net      901,170       919,237
Other assets                             46,675        44,545
                                     ----------    ----------
Total assets                         $1,189,253    $1,199,778
                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued
 liabilities                         $  134,954    $  146,939
Long-term debt, less current portion    422,973       403,030
Reclamation and mine shutdown
 reserves                                98,574        96,135
Accrued postretirement benefits and
 other liabilities                      186,864       194,026
Partners' capital                       345,888       359,648
                                     ----------    ----------
Total liabilities and partners'
 capital                             $1,189,253    $1,199,778
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                   STATEMENTS OF INCOME (Unaudited)

                                       Three Months Ended
                                            March 31,
                                     ------------------------
                                       1996          1997
                                     ----------    -----------
                                          (In Thousands,
                                      Except Per Unit Amounts)

Revenues                             $  211,770    $  256,661
Cost of sales:
Production and delivery                 146,519       169,684
Depreciation and amortization             8,476        10,934
                                     ----------    ----------
  Total cost of sales                   154,995       180,618
Gain on IMC-Agrico investment                 -       (11,917)
Exploration expenses                      6,222             -
General and administrative expenses      12,445        16,499
                                     ----------    ----------
  Total costs and expenses              173,662       185,200
                                     ----------    ----------
Operating income                         38,108        71,461
Interest expense, net                    (8,501)       (8,205)
Other income (expense), net                (375)         (595)
                                     ----------    ----------
Net income                           $   29,232    $   62,661
                                     ==========    ==========

Net income per unit                        $.28          $.61
                                           ====          ====


Average units outstanding               103,466       103,466
                                        =======       =======


Distributions paid per publicly
 held unit                                 $.60         $.625
                                           ====         =====



The accompanying notes are an integral part of these financial statements.

         FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 STATEMENTS OF CASH FLOW (Unaudited)

                                      Three Months Ended
                                           March 31,
                                     ---------------------
                                        1997          1996
                                     ----------    ----------
                                         (In Thousands)

Cash flow from operating activities:
Net income                           $   29,232    $   62,661
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization           8,476        10,934
  Gain on IMC-Agrico investment               -       (11,917)
  Oil and gas exploration expenses        6,222             -
  Cash distributions from IMC-Agrico
   in excess of interest in capital      12,341        11,777
  Reclamation and mine shutdown
   expenditures                          (4,729)       (2,411)
  (Increase) decrease in working
   capital:
    Accounts receivable                  (2,832)        9,530
    Inventories                         (18,080)      (15,389)
    Prepaid expenses and other            1,329         1,739
    Accounts payable and accrued
     liabilities                        (10,343)       (2,509)
  Other                                  (2,873)        3,647
                                     ----------    ----------
Net cash provided by operating
 activities                              18,743        68,062
                                     ----------    ----------


Cash flow from investing activities:

Capital expenditures                    (10,047)       (7,501)
Sale of assets and other                      -         4,000
                                     ----------    ----------
Net cash used in investing
 activities                             (10,047)       (3,501)
                                     ----------    ----------

Cash flow from financing activities:
Distributions to partners               (42,991)      (67,253)
Proceeds from debt                       64,697        47,000
Repayments of debt                      (44,754)     (190,740)
Proceeds from sale of 7% Senior
 Notes                                        -       147,831
                                     ----------    ----------
Net cash used in financing
 activities                             (23,048)      (63,162)
                                     ----------    ----------
Net increase (decrease) in cash
 and cash equivalents                   (14,352)        1,399
Cash and cash equivalents at
 beginning of year                       19,395        22,508
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    5,043    $   23,907
                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS

1.   OIL AND GAS EXPLORATION AGREEMENT

In March 1997, Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) entered into an agreement with McMoRan Oil & Gas Co. (MOXY), a formerly owned affiliate of Freeport-McMoRan Inc., pursuant to which FRP will acquire an interest in any of seven leases awarded on which MOXY was the high bidder at the OCS Lease Sale 166 held in March 1997. The high bids totaled $5.5 million. Awarding of the leases is subject to approval by the Minerals Management Service, which is expected during the second quarter of 1997. FRP will acquire a 50 percent working interest ownership and will bear 60 percent of the associated acquisition and exploration costs.

2.   SRI LANKA PROJECT

In March 1997, FRP was reimbursed $2.9 million for previously incurred expenses as a result of IMC-Agrico's participation in the potential phosphate mine and upgrading project in Sri Lanka. This project would be undertaken through a joint venture involving the Government of Sri Lanka, IMC-Agrico and another party.

3.   NORTH BAY JUNOP EXPLORATION CHARGE

In April 1997, FRP's 25 percent owned oil and gas exploration joint venture with Phillips Petroleum Company and MOXY completed drilling of its exploratory well on the North Bay Junop prospect, the second of two high-risk, high-potential prospects which have been drilled within the joint venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a $6.2 million charge to exploration expense.

4.   RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges for the first three months of 1997 and 1996 was 4.1 to 1 and 7.8 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

                         -------------------

                               Remarks


The information furnished herein should be read in conjunction with FRP's financial statements contained in its 1996 Annual Report to unitholders included in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Freeport-McMoRan Resource
   Partners, Limited Partnership:

We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Resource Partners, Limited Partnership (the Partnership), a Delaware Partnership, as of March 31, 1997, and the related statements of operations and cash flow for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the General Partner's management. We did not review the interim financial information of IMC-Agrico Company (the Joint Venture). The Partnership's share of the Joint Venture constitutes 50 percent of total assets as of March 31, 1997, and 80 percent and 81 percent of the Partnership's total revenues for the periods ended March 31, 1997 and 1996, respectively. Those statements were reviewed by other accountants whose report covering their review has been furnished to us.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Resource Partners, Limited Partnership as of December 31, 1996, and the related statements of operations, cash flow and changes in partners' capital for the year then ended (not presented herein), and in our report dated January 21, 1997, based on our audit and the report of other auditors, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

     ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 22, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Freeport-McMoRan Resource Partners, Limited Partnership (FRP), through its subsidiaries and joint venture operations, is one of the world's leading integrated phosphate fertilizer producers. FRP is a joint venture partner in IMC-Agrico Company, the world's largest and one of the lowest cost producers, marketers and distributors of phosphate fertilizers. IMC-Agrico's business also includes the mining and sale of phosphate rock and the production, marketing and distribution of animal feed ingredients. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas also make FRP the largest producer of Frasch sulphur in the world. Main Pass also contains proved oil reserves that FRP produces and sells for the Main Pass joint venture.

     The combined sulphur, phosphate mining and fertilizer production operations provide FRP with the competitive advantages of vertical integration and operating efficiencies and reduce the sensitivity of FRP's phosphate fertilizer costs to changes in raw material prices. FRP also believes that the strategic location of IMC-Agrico's fertilizer operations, both in Florida and on the Mississippi River, provide it with a competitive advantage over other fertilizer producers.

     Management has been able to move forward on several growth opportunities as follows:

* In March 1997, FRP, a significant consumer of natural gas in its sulphur and fertilizer operations, entered into an agreement with McMoRan Oil & Gas Co. (MOXY) pursuant to which FRP will acquire an interest in any of seven leases awarded on which MOXY was the high bidder at the OCS Lease Sale 166 held in March 1997. The high bids totaled $5.5 million. Awarding of the leases is subject to approval by the Minerals Management Service, which is expected during the second quarter of 1997. FRP will acquire a 50 percent working interest ownership and will bear 60 percent of the associated acquisition and exploration costs. FRP will consider opportunities for further oil and gas investments, including activities involving MOXY. These future investments may be significant.

* In March 1997, FRP was reimbursed $2.9 million for previously incurred expenses as a result of IMC-Agrico's participation in the potential phosphate mine and upgrading project in Sri Lanka. This project would be undertaken through a joint venture involving the Government of Sri Lanka, IMC-Agrico and another party. Because of the strategic location of this project in close proximity to Asian customers, it would have potentially favorable economic competitive advantages. Project evaluation continues.

RESULTS OF OPERATIONS

                                          First Quarter
                                     -----------------------
                                        1997          1996
                                     ----------    ----------
                                           (In Millions)
Revenues                             $    211.8    $    256.7
Operating income                           38.1          71.5
Net income                                 29.2          62.7


FRP's operating results for the 1997 period were adversely affected lower average realizations on its phosphate fertilizer, phosphate rock and sulphur sales, as well as reduced production and sales volumes for phosphate fertilizer, phosphate rock and oil. The current quarter also includes a $6.2 million charge for oil and gas exploration costs and a $2.9 million credit for reimbursement of previously incurred expenses as a result of IMC-Agrico's participation in a potential phosphate mine and upgrading project in Sri Lanka. The 1996 period included an $11.9 million gain from the increase in FRP's ownership of IMC-Agrico and charges totaling $3.0 million for asset valuations at IMC-Agrico.

     Depreciation and amortization for the current quarter decreased $2.5 million from the 1996 period amount. This reduction is attributable primarily to a decline in unit-of-production depreciation of $1.9 million from Main Pass oil operations and $0.4 million from sulphur activities caused by lower volumes.

     General and administrative expenses for the 1997 period declined $4.1 million from the 1996 period. A majority of the decrease related to higher stock appreciation rights costs charged by Freeport-McMoRan Inc. (FTX) in 1996.

Agricultural Minerals Operations - FRP's agricultural minerals operations, which include its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported first-quarter 1997 operating income of $42.5 million on revenues of $203.2 million compared with operating income of $76.2 million on revenues of $247.2 million for the 1996 period. Significant items impacting operating income follow (in millions):


Agricultural minerals operating income -1996   $     76.2
                                               ----------
Increases (decreases):
  Sales volumes                                     (18.8)
  Realizations                                      (24.4)
  Other                                              (0.8)
                                               ----------

    Revenue variance                                (44.0)
  Cost of sales                                      21.0   a
  Gain on IMC-Agrico investment                     (11.9)
  General and administrative                          1.2
                                               ----------
                                                    (33.7)
                                               ----------
Agricultural minerals operating income -1997   $     42.5
                                               ==========

a. Includes a reduction to depreciation of $7.1 million for the first quarter of 1997 and 1996 caused by FRP's disproportionate interest in IMC-Agrico cash distributions. The 1996 period also includes $3.0 million of asset valuation charges from IMC-Agrico.

     FRP's 1997 phosphate fertilizer sales volumes declined 11 percent from the 1996 period. IMC-Agrico's realization for diammonium phosphate (DAP), its principal fertilizer product, averaged 13 percent lower than in the 1996 period (although the 1997 quarter was virtually unchanged from the prior quarter) as the year-ago quarter benefited from a tight supply/demand situation. Domestic shipments during the first quarter of 1997 were hampered by unfavorable planting and shipping conditions caused by the unusually wet conditions in the Midwest. Export shipments fell marginally despite IMC-Agrico's shipping significant tonnage to China under a recently negotiated two-year sales agreement. IMC-Agrico resumed full production at its New Wales, Florida facility in April 1997 in response to strengthening demand associated with the domestic spring season and recently announced new international sales. Expectations for higher corn and soybean acreage this spring, coupled with rising commodity prices, bode well for increased domestic phosphate fertilizer sales in the second quarter. Unit production costs for DAP declined approximately 5 percent from the year-ago quarter as a result of reduced phosphate rock, sulphur and processing costs. Unit costs for the near term will benefit from a decline in ammonia prices which occurred during the first quarter of 1997; ammonia prices show indications of further weakness in the Gulf Coast region.

     The long-term outlook for the phosphate fertilizer industry remains very positive. Increasing world population and improving diets in developing countries, combined with historically low grain stocks, necessitate greater agricultural output, which will require higher fertilizer use. Strong demand growth projected in Asia and Latin America is expected to require additional supplies beyond the global industry's current production capability. Additionally, FRP believes higher prices and operating margins are required before new major phosphate projects are initiated. However, weather and government policies will continue to cause annual fluctuations in the overall agricultural and fertilizer supply and demand situation, as witnessed over the past year.

     FRP's 1997 phosphate rock sales volumes declined 16 percent from the 1996 period level, with IMC-Agrico continuing to limit third party sales in order to maximize the long-term value of its reserves through internal use. This strategy is expected to result in lower sales volumes of phosphate rock for 1997. Reduced sales volumes and lower realizations contributed to decreased earnings from phosphate rock operations.

     Sulphur sales volumes in the current quarter were virtually unchanged from the 1996 period. FRP has operated its Main Pass and Culberson mines at reduced rates since March 1996 in response to lower domestic sulphur sales to U.S. phosphate fertilizer producers.
Current quarter sulphur market prices were lower than in the year-ago period, although up slightly from the fourth quarter of 1996. Sulphur prices continued to strengthen in the second quarter of 1997. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry and the availability of competing supplies from recovered sources Since FRP's sulphur consumption approximates its production, a change in the market price of sulphur does not have a significant effect on earnings. FRP continues to evaluate its sulphur business strategy in light of the current sulphur market, including the possibility of reducing its overall production levels.

                                                  First Quarter
                                            ------------------------
                                               1997          1996
                                            ----------     ----------
Phosphate fertilizers -primarily DAP
  Sales (short tons)                          699,500       790,000
  Average realized price a
    All phosphate fertilizers                 $174.30       $197.08
    DAP                                        178.21        205.56
Phosphate rock
  Sales (short tons)                          633,200       751,800
  Average realized price a                     $23.64        $26.28
Sulphur
  Sales (long tons) b                         738,000       738,100

a.   Represents average realization f.o.b. plant/mine.

b. Includes internal consumption of 197,700 tons and 186,000 tons for the first quarter of 1997 and 1996, respectively.

Oil Operations - Main Pass oil operations achieved the following:

                                          First Quarter
                                     ------------------------
                                        1997          1996
                                     ----------     ----------
Sales (barrels)                         423,800       542,200
Average realized price                   $20.11        $17.45
Operating income (in millions)              2.7           2.2


     Main Pass operating income for the 1997 period benefited from an increase in average realizations caused by higher world oil prices. Net production for 1997 is expected to decline slightly from 1996 levels, as increased drilling activities at Main Pass are expected to generate production sufficient to partially offset declining reservoir production.

     In April 1997, FRP's 25 percent owned oil and gas exploration joint venture with Phillips Petroleum Company and MOXY completed drilling of an exploratory well on the North Bay Junop prospect, the second of two high-risk, high-potential prospects which have been drilled within the joint venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a $6.2 million charge to exploration expense. FRP is currently reviewing several alternatives regarding the shallower potentially productive zones encountered by this well, as well as evaluating other leads for drilling additional wells within the project area which have been identified by 3-D seismic survey.

CAPITAL RESOURCES AND LIQUIDITY

On April 22, 1997, FRP declared a distribution of 31 cents per unit. This cash distribution represents the first distribution following the end of the public unitholders' preference period. FRP's distributable cash is now shared ratably by FRP's public unitholders and FTX, except that FTX will be entitled to receive its unpaid cash distributions from previous quarters ($431.3 million unpaid at April 22, 1997) from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all FRP unitholders.

     FRP's future distributions will depend on the distributions received from IMC-Agrico, on the cash flow generated from FRP's sulphur and Main Pass oil operations, the cash requirements of its expanding oil and gas exploration activities, and on the level of and methods of financing its capital expenditure needs, including reclamation and growth projects. FRP's distributable cash in April 1997 included $43.2 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). FRP's Current Interest is 54.35 percent until June 30, 1997 and declines to 41.45 percent thereafter.

     Net cash provided by operating activities during the first quarter of 1997 was $18.7 million, compared with $68.1 million in the 1996 period, primarily reflecting lower earnings. Capital expenditures for the 1997 period were up slightly from the year-ago level, and are currently estimated to approximate $60 million for 1997. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its credit facility ($236.0 million of additional borrowings available at April 18, 1997).

CAUTIONARY STATEMENT

Management's discussion and analysis contains forward-looking statements regarding sales and production volumes, capital expenditures, product markets, etc. Important factors that might cause future results to differ from these projections are described in more detail under the heading "Cautionary Statement" in FRP's Form 10-K for the year ended December 31, 1996.

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

                            FREEPORT-McMoRan RESOURCE PARTNERS,
                                  LIMITED PARTNERSHIP
                                (A Limited Partnership)


                       By:        /s/ Nancy D. Bonner
                                 -------------------------
                                     Nancy D. Bonner
                              Vice President and Controller
                               (Authorized signatory and
                              Principal Accounting Officer)

Date:  April 29, 1997

            FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                              EXHIBIT INDEX
                              -------------

Exhibit
Number
------

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

                     EXHIBIT INDEX CONTINUED
                    -----------------------
Exhibit
Number
------
3.9 Certificate of Amendment to the FRP Partnership Certificate dated as of December 29, 1989. Incorporated by reference to Exhibit 19.1 to the FRP 1990 First Quarter Form 10-Q.

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

4.7 FRP Depositary Unit Reinvestment Plan. Incorporated by reference to Exhibit 4.4 to the FRP 1991 Form 10-K.

4.8 Second Amended and Restated Credit Agreement dated as of November 14, 1996 (the "FTX/FRP Credit Agreement") among FTX, FRP, the various financial institutions that are parties thereto (the "Banks"), The Chase Manhattan Bank (successor by merger to Chemical Bank) and The Chase Manhattan Bank (National Association), as Administrative Agent, FRP Collateral Agent, FTX Collateral Agent and Documentary Agent. Incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1996.

                   EXHIBIT INDEX CONTINUED
                   -----------------------

Exhibit
Number
-------
4.9 Subordinated Indenture as of October 26, 1990 (the "Subordinated Indenture") between FRP and Manufacturers Hanover Trust Company
("MHTC") as Trustee. Incorporated by reference to Exhibit 4.11 to the FRP 1993 Form 10-K.

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

27.1      Financial Data Schedule