Form 10-Q
period 1997-06-30
FREEPORT MCMORAN RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1997-08-14
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1997


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



                                                      Page

Part I.  Financial Information

  Financial Statements:

     Condensed Balance Sheets                           3

     Statements of Income                               4

     Statements of Cash Flow                            5

     Notes to Financial Statements                      6

  Remarks                                               7

  Report of Independent Public Accountants              8

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   9

Part II.  Other Information                            14

Signature                                              15

Exhibit Index                                         E-1

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                    Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 CONDENSED BALANCE SHEETS (Unaudited)

                                      June 30,    December 31,
                                        1997          1996
                                     ----------    ----------
ASSETS                                    (In Thousands)
Current assets:
Cash and cash equivalents            $    5,202    $   19,395
Accounts receivable                      66,355        70,598
Inventories                             159,640       141,158
Prepaid expenses and other                4,635         4,845
                                     ----------    ----------
  Total current assets                  235,832       235,996
Property, plant and equipment, net      890,744       919,237
Other assets                             47,793        44,545
                                     ----------    ----------
Total assets                         $1,174,369    $1,199,778
                                     ==========    ==========

LIABILITIESANDPARTNERS'CAPITAL
Accounts payable and accrued
 liabilities                         $  143,328    $  146,939
Long-term debt, less current portion    396,941       403,030
Reclamation and mine shutdown
 reserves                                96,571        96,135
Accrued postretirement benefits
 and other liabilities                  193,121       194,026
Partners' capital                       344,408       359,648
                                     ----------    ----------
Total liabilities and partners'
 capital                             $1,174,369    $1,199,778
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                   STATEMENTS OF INCOME (Unaudited)

                      Three Months Ended           Six Months Ended
                           June 30,                    June 30,
                     ------------------------    -----------------------
                        1997          1996          1997          1996
                     ---------     ----------    ----------    ---------
                            (In Thousands, Except Per Unit Amounts)
Revenues             $  228,827    $  242,688    $  440,597    $  499,349
Cost of sales:
Production and
 delivery               160,862       172,482       307,381       342,166
Depreciation and
 amortization            15,604         8,841        24,080        19,775
                     ----------    ----------    ----------    ----------
  Total cost of
   sales                176,466       181,323       331,461       361,941
Gain on IMC-Agrico
 investment                   -             -             -       (11,917)
Exploration
 expenses                     -             -         6,222             -
General and
 administrative
 expenses                12,807        13,467        25,252        29,966
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses             189,273       194,790       362,935       379,990
                     ----------    ----------    ----------    ----------
Operating income         39,554        47,898        77,662       119,359
Interest expense,
 net                     (8,488)       (8,570)      (16,989)      (16,775)
Other income
 (expense), net            (473)          209          (848)         (386)
                     ----------    ----------    ----------    ----------
Net income           $   30,593    $   39,537    $   59,825    $  102,198
                     ==========    ==========    ==========    ==========

Net income per unit        $.30          $.38          $.58          $.99
                           ====          ====          ====          ====


Average units
 outstanding            103,466       103,466       103,466       103,466
                        =======       =======       =======       =======


Distributions paid
 per publicly held
 unit                      $.31          $.61          $.91        $1.235
                           ====          ====          ====        ======

The accompanying notes are an integral part of these financial statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                 STATEMENTS OF CASH FLOW (Unaudited)

                                    Six Months Ended June 30,
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net income                           $   59,825    $  102,198
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization          24,080        19,775
  Gain on IMC-Agrico investment               -       (11,917)
  Oil and gas exploration expenses        6,222             -
  Cash distributions from IMC-Agrico
   in excess of interest in capital      22,816        24,897
  Reclamation and mine shutdown
   expenditures                         (11,726)       (6,476)
  (Increase) decrease in working
   capital:
    Accounts receivable                   4,243         2,059
    Inventories                         (18,482)      (17,644)
    Prepaid expenses and other              211          (914)
    Accounts payable and accrued
     liabilities                            550        (2,838)
  Other                                   2,316        11,385
                                     ----------    ----------
Net cash provided by operating
 activities                              90,055       120,525
                                     ----------    ----------


Cash flow from investing activities:

Capital expenditures                    (23,137)      (16,649)
Sale of assets and other                      -         4,000
                                     ----------    ----------
Net cash used in investing
 activities                             (23,137)      (12,649)
                                     ----------    ----------

Cash flow from financing activities:
Distributions to partners               (75,065)     (131,402)
Proceeds from debt                       80,080       143,591
Repayments of debt                      (86,126)     (283,137)
Proceeds from sale of 7%
 Senior Notes                                 -       147,831
                                     ----------    ----------
Net cash used in financing
 activities                             (81,111)     (123,117)
                                     ----------    ----------
Net decrease in cash and cash
 equivalents                            (14,193)      (15,241)
Cash and cash equivalents at
 beginning of year                       19,395        22,508
                                     ----------    ----------
Cash and cash equivalents at
 end of period                       $    5,202    $    7,267
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

       FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS

1.   FTX AGREEMENT TO MERGE
On July 28, 1997, Freeport-McMoRan Inc. (FTX) and IMC Global Inc.
(IGL) announced an agreement to merge, with IGL as the surviving entity. The proposed combination, subject to negotiation of a definitive agreement and appropriate approvals, will involve the exchange of FTX common shares for 0.9 common shares of IGL stock plus a three-year warrant to purchase one-third of a share of IGL common stock at a price of $44.50 per share. The merger transaction will also involve the transfer of the Freeport-McMoRan Resource Partners, Limited Partnership's (FRP) sulphur business, including its 58.3 percent interest in the Main Pass 299 sulphur and oil property, together with IGL's 25 percent interest which IGL will relinquish to FRP, to a new entity whose common stock will be distributed to FRP unitholders, including FTX. FTX will distribute the stock to its stockholders. The definitive merger agreement is expected to be completed within approximately 30 days, with completion of the merger transaction by the end of 1997.

2.   OIL AND GAS EXPLORATION INVESTMENT
In March 1997, FRP entered into an agreement with McMoRan Oil & Gas Co. (MOXY), pursuant to which FRP acquired an interest in seven leases awarded to MOXY at the OCS Lease Sale 166 held in March 1997 for $5.5 million. In July 1997, FRP and MOXY also agreed to a multi-year aggregate $200 million oil and gas exploration program (MOXY/FRP Exploration Program) to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast area.
FRP and MOXY will fund 60 percent and 40 percent, respectively, of the exploration costs and all revenues and other costs will be shared equally.

     Additionally, during August 1997, FRP purchased from MCN Energy Group Inc. (MCN), MCN's 60 percent interest in the MOXY/MCN offshore exploration program (MOXY/MCN program) which includes two producing oil and gas fields, an inventory of eight exploration prospects in the offshore Gulf of Mexico and MOXY's program debt of approximately $12.4 million owed to MCN for a total of $46.4 million, subject to adjustments. Subject to completion of MOXY's recapitalization described below, MOXY will acquire the two producing properties from FRP for $26.0 million, subject to certain adjustments, and repay FRP for MOXY's debt under the MOXY/MCN program. FRP and MOXY will contribute their interests in the MOXY/MCN program exploration properties and their interests in the seven offshore leases discussed above to the MOXY/FRP Exploration Program.

     To provide capital for these transactions, MOXY intends to undertake a $100 million rights offering pursuant to which MOXY anticipates issuing approximately 28.6 million shares of common stock. FRP has agreed to purchase at the $3.50 per share subscription price all shares that are offered but not purchased by rights holders. Upon closing of the MOXY rights offering, FRP will receive from MOXY a fee of $6 million. Additionally, if FRP does not acquire at least 30 percent of MOXY's outstanding common stock in the rights offering, FRP will have the option to purchase at $3.50 per share up to a 30 percent ownership interest in MOXY. These transactions are subject to approval by MOXY's stockholders.

     The proposed merger between FTX and IGL, discussed in Note 1, will have no effect on the proposed oil and gas exploration program and other transactions between FRP and MOXY.

3.   SRI LANKA PROJECT
In March 1997, FRP was reimbursed $2.9 million for previously incurred expenses as a result of IMC-Agrico's participation in the potential phosphate mine and upgrading project in Sri Lanka. This project would be undertaken through a joint venture involving the Government of Sri Lanka, IMC-Agrico and another party.

4.   NORTH BAY JUNOP EXPLORATION CHARGE
In April 1997, FRP's 25 percent owned oil and gas exploration joint venture with Phillips Petroleum Company and MOXY completed drilling of its exploratory well on the North Bay Junop prospect, the second of two high-risk, high-potential prospects which have been drilled within the joint venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a first-quarter 1997 charge to exploration expense of $6.2 million.

5.   NEW ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998. Adoption of these standards is expected to result in additional disclosures, but will not have an effect on FRP's financial position or results of operations.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1997 and 1996 was 4.2 to 1 and 6.5 to 1, respectively. For this calculation, earnings are income from continuing operations before fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Freeport-McMoRan Resource
   Partners, Limited Partnership:

We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Resource Partners, Limited Partnership (the Partnership), a Delaware Partnership, as of June 30, 1997, and the related statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and the statements of cash flow for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the General Partner's management. We did not review the interim financial information of IMC-Agrico Company (the Joint Venture). The Partnership's share of the Joint Venture constitutes 50 percent of total assets as of June 30, 1997, and 82 percent of the Partnership's total revenues for the periods ended June 30, 1997 and 1996. Those statements were reviewed by other accountants whose report covering their review has been furnished to us.

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

New Orleans, Louisiana,
  July 22, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FTX AGREEMENT TO MERGE
On July 28, 1997, Freeport-McMoRan Inc. (FTX) and IMC Global Inc.
(IGL) announced an agreement to merge, with IGL as the surviving entity. The proposed combination, subject to negotiation of a definitive agreement and appropriate approvals, will involve the exchange of FTX common shares for 0.9 common shares of IGL stock plus a three-year warrant to purchase one-third of a share of IGL common stock at a price of $44.50 per share. The merger transaction will also involve the transfer of the Freeport-McMoRan Resource Partners, Limited Partnership's (FRP) sulphur business, including its 58.3 percent interest in the Main Pass 299 sulphur and oil property, together with IGL's 25 percent interest which IGL will relinquish to FRP, to a new entity whose common stock will be distributed to FRP unitholders, including FTX. FTX will distribute the stock to its stockholders. The definitive merger agreement is expected to be completed within approximately 30 days, with completion of the merger transaction by the end of 1997.

OVERVIEW
FRP, through its subsidiaries and joint venture operations, is one of the world's leading integrated phosphate fertilizer producers. FRP is a joint venture partner in IMC-Agrico Company, the world's largest and one of the lowest cost producers, marketers and distributors of phosphate fertilizers. IMC-Agrico's business also includes the mining and sale of phosphate rock and the production, marketing and distribution of animal feed ingredients. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas also make FRP the largest producer of Frasch sulphur in the world. Main Pass also contains proved oil reserves that FRP produces and sells for the Main Pass joint venture.

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

     Management has been able to move forward on several growth opportunities during 1997 as follows:

* In March 1997, FRP, a significant consumer of natural gas in its sulphur and fertilizer operations, entered into an agreement with McMoRan Oil & Gas Co. (MOXY) pursuant to which FRP acquired an interest in seven leases awarded to MOXY at the OCS Lease Sale 166 held in March 1997 for $5.5 million. In July 1997, FRP and MOXY also agreed to a multi-year aggregate $200 million oil and gas exploration program (MOXY/FRP Exploration Program) to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast area. FRP and MOXY will fund 60 percent and 40 percent, respectively, of the exploration costs and all revenues and other costs will be shared equally.

Additionally, during August 1997, FRP purchased from MCN Energy Group Inc. (MCN), MCN's 60 percent interest in the MOXY/MCN offshore exploration program (MOXY/MCN Program) which includes two producing oil and gas fields, an inventory of eight exploration prospects in the offshore Gulf of Mexico and MOXY's program debt of approximately $12.4 million owed to MCN for a total of $46.4 million, subject to adjustments. Subject to completion of MOXY's recapitalization described below, MOXY will acquire the two producing properties from FRP for $26.0 million, subject to certain adjustments, and repay FRP for MOXY's debt under the MOXY/MCN Program. FRP and MOXY will contribute their interests in the MOXY/MCN Program exploration properties and their interests in the seven offshore leases discussed above to the MOXY/FRP Exploration Program.

To provide capital for these transactions, MOXY intends to undertake a $100 million rights offering pursuant to which MOXY anticipates issuing approximately 28.6 million shares of common stock. FRP has agreed to purchase at the $3.50 per share subscription price all shares that are offered but not purchased by rights holders. Upon closing of the rights offering, FRP will receive from MOXY a fee of $6 million. Additionally, if FRP does not acquire at least 30 percent of MOXY's outstanding common stock in the rights offering, FRP will have the option to purchase at $3.50 per share up to a 30 percent ownership interest in MOXY. These transactions are subject to approval by MOXY's stockholders.

The merger between FTX and IGL, discussed above, will have no effect on the proposed oil and gas exploration program and other transactions between FRP and MOXY.

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

RESULTS OF OPERATIONS

                          Second Quarter               Six Months
                     -------------------------   -----------------------
                        1997          1996          1997          1996
                     -----------   -----------   ----------    ---------
                                        (In Millions)
Revenues             $    228.8    $    242.7    $    440.6    $    499.3
Operating income           39.1          47.9          77.2         119.4
Net income                 30.1          39.5          59.3         102.1

FRP's operating results for the second quarter of 1997 were affected by lower average realizations on its phosphate fertilizer, phosphate rock, sulphur and oil sales, as well as reduced sales volumes for phosphate rock and oil. For the six-month 1997 period, FRP experienced lower average realizations on its phosphate fertilizer, phosphate rock and sulphur sales, combined with reduced production and sales volumes for phosphate fertilizer, phosphate rock and oil. The six-month 1997 period includes a $6.2 million charge for oil and gas exploration costs and a $2.9 million credit for reimbursement of previously incurred expenses as a result of IMC-Agrico's participation in a potential phosphate mine and upgrading project in Sri Lanka. The six-month 1996 period included an $11.9 million gain from the increase in FRP's ownership of IMC-Agrico and charges totaling $3.0 million for asset valuations at IMC-Agrico.

     Depreciation and amortization for the current quarter increased $6.8 million from the 1996 period amount. This rise is attributable primarily to a $3.2 million increase related to FRP's disproportionate interest in the IMC-Agrico cash distributions and $3.7 million in nonrecurring charges from IMC-Agrico, partially offset by a decline in unit-of-production depreciation of $1.5 million from Main Pass oil operations caused by lower volumes. For the six-month 1997 period, depreciation and amortization rose $4.3 million primarily because of a $3.4 million increase related to FRP's disproportionate interest in the IMC-Agrico cash distributions and $3.7 million in nonrecurring charges from IMC-Agrico, partially offset by a reduction of $3.4 million from Main Pass oil operations.

     General and administrative expenses for the six-month 1997 period declined $4.7 million from the 1996 period. A majority of the decrease related to lower stock appreciation rights costs charged by FTX in 1997.

Agricultural Minerals Operations - FRP's agricultural minerals operations, which include its fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported second-quarter 1997 operating income of $42.2 million on revenues of $221.1 million compared with operating income of $50.1 million on revenues of $233.0 million for the 1996 period. Operating income for the first six months of 1997 was $84.7 million on revenues of $424.3 million compared with operating income of $126.3 million on revenues of $480.2 million for the year-ago period. Significant items impacting operating income follow (in millions):

                                       Second         Six
                                       Quarter       Months
                                     ----------    ----------
Agricultural minerals operating
 income -1996                        $     50.1    $    126.3
                                     ----------    ----------
Increases (decreases):
  Sales volumes                              .4         (18.4)
  Realizations                            (12.6)        (37.0)
  Other                                      .3           (.5)
                                     ----------    ----------
    Revenue variance                      (11.9)        (55.9)
  Cost of sales a                           3.9          24.9
  Gain on IMC-Agrico investment               -         (11.9)
  General and administrative                 .1           1.3
                                     ----------    ----------
                                           (7.9)        (41.6)
                                     ----------    ----------
Agricultural minerals operating
 income -1997                        $     42.2    $     84.7
                                     ==========    ==========

a. Includes a reduction to depreciation of $5.3 million and $8.5 million for the second quarter of 1997 and 1996, respectively, and $12.4 million and $15.8 million for the six-month period of 1997 and 1996, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. These adjustments to depreciation will end after the third quarter of 1997, when FRP receives its final disproportionate cash distribution from IMC-Agrico. The six-month 1996 period also includes $3.0 million of asset valuation charges from IMC-Agrico.

     FRP's second-quarter 1997 phosphate fertilizer sales volumes increased by 3 percent from the year-ago quarter, as North American demand was very strong and export shipments remained brisk with IMC-Agrico shipping significant tonnage to China under its 1997/1998 sales agreement. Average sales prices for phosphate fertilizers for the quarter were slightly lower than the prior-year period and the previous quarter. IMC-Agrico resumed full production at its New Wales, Florida facility in April 1997 in response to strengthened demand associated with the domestic spring season and new sales to the international market. Unit production costs for diammonium phosphate
(DAP), IMC-Agrico's principal fertilizer product, declined slightly from the year-ago quarter primarily as a result of reduced sulphur, ammonia and processing costs. Near-term unit production costs are expected to benefit as the full effect of a decline in ammonia prices which occurred over the past six months is realized.

     With very low phosphate fertilizer producer inventories, the near-term market outlook appears favorable. Even with current expectations of good crop yields in North America, world grain stocks should remain at historically low levels. Long-term projected demand growth, especially in the developing countries of Asia and Latin America, is expected to require additional supplies of fertilizer beyond the current production capability of existing facilities. Additionally, FRP believes higher prices and operating margins are required before new major phosphate projects are initiated. However, weather and government policies will continue to cause annual fluctuations in the overall agricultural and fertilizer supply and demand situation.

     FRP's second-quarter and six-month 1997 phosphate rock sales volumes declined 25 percent and 20 percent, respectively, over year-ago levels, as IMC-Agrico continues to limit third-party sales in order to maximize the long-term value of its reserves through internal use. This strategy is expected to result in lower sales volumes of phosphate rock for 1997. Reduced sales volumes and lower realizations contributed to decreased earnings from phosphate rock operations.

     FRP's Main Pass and Culberson sulphur mines continue to operate at reduced rates in order to match market requirements. FRP's sulphur realizations for the second quarter of 1997 strengthened, rising 3 percent from the first quarter of 1997, but were 6 percent lower than the year-ago period. Sulphur sales volumes for the second quarter of 1997 rose 11 percent from the 1996 period, primarily caused by increased sales to IMC-Agrico. FRP's future sulphur sales realizations and volumes will continue to depend on the level of demand from the domestic phosphate fertilizer industry and the availability of competing supplies from recovered sources. Since FRP's sulphur consumption approximates its production, a change in the market price of sulphur does not have a significant effect on earnings. FRP continues to evaluate its sulphur business strategy in light of the current sulphur market, including the possibility of reducing its overall production levels.

                          Second Quarter               Six Months
                    -------------------------    -----------------------
                        1997          1996          1997          1996
                    -----------    ----------    ----------    ---------
Phosphate
 fertilizers
 -primarily DAP
  Sales (short tons)    833,400       809,900     1,532,900     1,599,900
  Average realized
   price a
    All phosphate
     fertilizers        $171.77       $174.96       $172.93       $185.88
    DAP                  175.99        178.37        177.04        192.05
Phosphate rock
  Sales
   (short tons)         558,300       740,700     1,191,500     1,492,500
  Average realized
   price a               $22.70        $27.27        $23.20        $26.77
Sulphur
  Sales
   (long tons) b        738,900       665,700     1,476,900     1,403,800

a.   Represents average realization f.o.b. plant/mine.

b. Includes internal consumption of 200,600 tons and 169,000 tons for the second quarter of 1997 and 1996, respectively, and 398,300 tons and 355,000 tons for the six-month period of 1997 and 1996, respectively.

Oil Operations - Main Pass oil operations achieved the following:

                            Second Quarter              Six Months
                     ------------------------    -----------------------
                        1997          1996          1997          1996
                     ----------    ----------    ----------    ---------
Sales (barrels)         443,700       502,300       867,500     1,044,500
Average realized
 price                   $17.52        $19.26        $18.78        $18.32
Operating income
 (in millions)             $1.5          $2.5          $4.2          $4.7

      Main Pass operating income for the 1997 period reflects lower average realizations and reduced production levels. Net production for 1997 is expected to decline slightly from 1996 levels, as increased drilling activities at Main Pass are expected to generate production sufficient to partially offset declining reservoir production.

     In April 1997, FRP's 25 percent owned oil and gas exploration joint venture with Phillips Petroleum Company and MOXY completed drilling of an exploratory well on the North Bay Junop prospect. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a $6.2 million charge to first-quarter 1997 exploration expense. The well was completed in a shallower zone with approximately 25 feet of net gas pay. The well was flow tested at a rate of 5.3 Mmcf of gas and 93 barrels of condensate per day. Because of the complexity of the salt dome geology and potentially limited reservoir size, production performance will be required to determine the reserve volumes associated with this completion. Other leads within the project area which have been identified by 3-D seismic survey continue to be evaluated.

     As noted earlier, FRP intends to significantly expand its oil and gas activities through a multi-year aggregate $200 million exploration program, and potentially significant equity investment, with MOXY. Pending formation of the MOXY/FRP Exploration Program, FRP's exploration activities will take place through its recently purchased interest in the MOXY/MCN Program, which has three prospects scheduled to initiate exploratory drilling activities during the third quarter of 1997.

CAPITAL RESOURCES AND LIQUIDITY
As discussed earlier, FTX has announced its intent to merge with IGL, with IGL as the surviving entity. As part of the merger, FRP's operations would also be significantly changed. As a result, this merger would fundamentally change both FTX's and FRP's structure, capital resources, etc.

     On July 22, 1997, FRP declared a distribution of 33 cents per unit. This cash distribution represents the second distribution following the end of the public unitholders' preference period in early 1997. FRP's distributable cash is now shared ratably by FRP's public unitholders and FTX, except that FTX will be entitled to receive unpaid cash distributions from previous quarters ($431.3 million unpaid at July 22, 1997) from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all FRP unitholders.

     FRP's future distributions will depend on the distributions received from IMC-Agrico, on the cash flow generated from FRP's sulphur and Main Pass oil operations, the cash requirements of its expanding oil and gas exploration activities (discussed earlier), and on the level of and methods of financing its capital expenditure needs, including reclamation and growth projects. FRP's distributable cash in July 1997 included $43.7 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). Effective July 1, 1997, FRP's Current Interest in IMC-Agrico declined from 54.35 percent to 41.45 percent, where FRP's Current Interest is scheduled to remain.

     Net cash provided by operating activities during the first six months of 1997 was $90.1 million, compared with $120.5 million in the 1996 period, primarily reflecting lower earnings. Capital expenditures for the 1997 period were up from the year-ago level, and are currently estimated to approximate $80 million for 1997. FRP believes that its short-term cash requirements will be met from internally generated funds and borrowings under its credit facility ($258.0 million of additional borrowings available at July 25, 1997).

CAUTIONARY STATEMENT
Management's discussion and analysis contains forward-looking statements including, without limitation, statements regarding sales and production volumes, capital expenditures and product markets. Important factors that might cause future results to differ from these projections include, without limitation, economic and business conditions, product market conditions, agricultural conditions and other factors, many of which are beyond the control of the Company. Further information regarding these and other factors are described in more detail under the heading "Cautionary Statement" in FRP's Form 10-K for the year ended December 31, 1996.

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

                           FREEPORT-McMoRan RESOURCE PARTNERS,
                           LIMITED PARTNERSHIP
                           (A Limited Partnership)



                           By:        /s/ Nancy D. Parmelee
                                    -------------------------
                                          Nancy D. Parmelee

                                Vice President and Controller
                                  (Authorized signatory and
                                Principal Accounting Officer)

Date:  August  14, 1997

         FREEPORT-McMoRan RESOURCE PARTNERS, LIMITED PARTNERSHIP
                             EXHIBIT INDEX
                             -------------

Exhibit
Number
-----
3.1 Amended and Restated Agreement of Limited Partnership of FRP dated as of May 29, 1987 (the "FRP Partnership Agreement") among FTX, Freeport Phosphate Rock Company and Geysers Geothermal Company, as general partners, and Freeport Minerals Company ("FMC"), as general partner and attorney-in-fact for the limited partners, of FRP. Incorporated by reference to Exhibit B to the Prospectus dated May 29, 1987 included in FRP's Registration Statement on Form S-1, as amended, as initially filed with the Commission on May 29, 1987 (Registration No. 33-13513).

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

EXHIBIT INDEX
-------------

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

EXHIBIT INDEX
-------------
4.10 First Supplemental Indenture dated as of February 15, 1994 between FRP and Chemical Bank, as Successor to MHTC, as Trustee, to the Subordinated Indenture providing for the issuance of $150,000,000 of aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2004. Incorporated by reference to Exhibit 4.12 to the FRP 1993 Form 10-K.

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

15.1 Letter dated July 22, 1997 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1   Financial Data Schedule