Form 10-K
period 1997-12-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1998-03-31
CIK 793421

-----------------------------------------------------------------------------
  -------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------
                                  FORM 10-K

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----         THE SECURITIES EXCHANGE ACT OF 1934

                    For the year ended December 31, 1997

                        Commission file number 1-9164

               PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
           (Exact name of Registrant as specified in its charter)
     (Formerly Freeport-McMoRan Resource Partners, Limited Partnership)

                    Delaware                 72-1067072
        (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

               2100 Sanders Road
               Northbrook, Illinois                  60062
      (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:  (847) 272-9200

         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
          Title of each class                 on which registered
          -------------------                ---------------------
           Depositary Units                New York Stock Exchange

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
  Yes   X   .  No       .
      -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

The aggregate market value of the Depositary Units held by non-affiliates of the Registrant was approximately $338,223,977 on March 20, 1998.


------------------------------------------------------------------------
-----------------------------------------------------------------------------

         Phosphate Resource Partners Limited Partnership

                        TABLE OF CONTENTS
                                                               Page
--------------------------------------------------------------------
Part I
 Items 1. and 2.Business and Properties                         1
                 Overview                                       1
                 IMC-Agrico Company                             2
                 Oil and Gas                                    5
                 Environmental Matters                          6
                 Relationship Between the Company and IMC       8
 Item 3.  Legal Proceedings                                     9
 Item 4.  Submission of Matters to a Vote of Unitholders       10

Part II
 Item 5.  Market for Registrant's Common Equity and
           Related Unitholder Matters                          10
 Item 6.  Selected Financial Data                              12
 Item 7.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                  13
 Item 8.  Financial Statements and Supplementary Data          21
 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                  36

Part III
 Item 10.  Directors and Executive Officers of the Registrant  36
 Item 11.  Executive Compensation                              37
 Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                      37
 Item 13.  Certain Relationships and Related Transactions      38

Part IV
 Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                 38

Signatures                                                     S-1

Exhibit Index                                                  E-1

Index to Financial Statements                                  F-1

                              PART I

Items 1. and 2.  Business and Properties. (1)

OVERVIEW
(Dollars in millions except per unit amounts)

     Phosphate Resource Partners Limited Partnership, formerly Freeport-McMoRan Resource Partners, Limited Partnership (PLP or Company), through its joint venture operation in IMC-Agrico Company (IMC-Agrico), is one of the world's largest and one of the lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana.

     IMC-Agrico's business includes the mining and sale of phosphate rock; and the producing, marketing and distributing of phosphate crop nutrients and animal feed ingredients. IMC-Agrico was formed as a joint venture partnership in July 1993 when PLP and IMC Global Inc. (IMC) contributed their respective phosphate crop nutrients businesses to IMC-Agrico.

     In March 1997 PLP entered into an agreement with McMoRan Oil & Gas Co.
(MOXY), pursuant to which PLP acquired an interest in certain oil and gas leases previously acquired by MOXY. PLP and MOXY agreed to a multi-year, aggregate $200.0 million oil and gas exploration program (MOXY Exploration Program) to explore and develop prospects primarily offshore in the Gulf of Mexico (Gulf) and onshore in the Gulf Coast area. In December 1997, the MOXY Exploration Program was expanded to include an additional investor resulting in the total commitment increasing to $210.0 million. PLP also agreed to acquire an equity interest in MOXY, and owned 3.9 million shares, approximately 9.0 percent, of MOXY common stock at December 31, 1997. See "Oil and Gas," for further detail.

     Until December 22, 1997 PLP also owned certain sulphur mining, transportation, terminaling and marketing assets. These assets included a
58.3 percent interest in the Main Pass 299 sulphur and oil joint venture (Main Pass Joint Venture), for which PLP served as manager and operator and in which IMC owned a 25.0 percent interest. On December 22, 1997 Freeport-McMoRan Inc. (FTX), the former administrative managing general partner and owner of a 51.6 percent interest in PLP, merged into IMC (FTX Merger). In connection with the FTX Merger, IMC became administrative managing general partner of PLP. Immediately prior to the FTX Merger, PLP formed Freeport-McMoRan Sulphur Inc. (FSC) and contributed certain assets to FSC, including PLP's interest in the Main Pass Joint Venture, the Culberson sulphur mine in West Texas and various related sulphur terminaling and transportation assets in the Gulf Coast area. In connection with the FTX Merger, IMC also contributed its 25.0 percent interest in the Main Pass Joint Venture to FSC. PLP immediately thereafter distributed its FSC shares to PLP unitholders, including FTX. FTX then, in turn, distributed FSC shares to its stockholders. As a result, the Company does not own any interest in FSC.

     Following completion of the FTX Merger, PLP's business operations now consist of: (i) its administrative joint venture interest in IMC-Agrico; (ii) its interest in the oil and gas exploration program with MOXY; and (iii) certain other oil and gas operations. All references herein to PLP or the Company refer to PLP's business activities as executed through its ownership interest in IMC-Agrico, its interest in the MOXY Exploration Program and certain other oil and gas operations.

     The Company is a publicly traded Delaware limited partnership, the administrative managing general partner of which is IMC. As of December 31, 1997, IMC held partnership units representing an approximate 51.6 percent interest in PLP, with the remaining interest being publicly owned and traded
on the New York Stock Exchange.   See "Relationship Between the Company and
IMC," for further detail.

IMC-Agrico Company
(The amounts included in the IMC-Agrico discussion are shown in total for the joint venture unless otherwise indicated.)

     In July 1993, PLP and IMC contributed to IMC-Agrico their respective phosphate crop nutrients businesses, including the mining and sale of phosphate rock and the producing, marketing and distributing of phosphate crop nutrients. At the time, PLP and IMC were each among the largest and lowest cost phosphate crop nutrients producers in the world. The formation of IMC-Agrico has permitted the more efficient use of existing plant capacity and elimination of duplicative administrative and marketing functions.

     IMC, as the administrative managing general partner, is responsible for the operation of IMC-Agrico, subject to the terms of the partnership agreement and the direction of the IMC-Agrico policy committee (Committee). This Committee establishes policies relating to the strategic direction of IMC-Agrico and assures that its policies are implemented. The Committee has the sole authority to make certain decisions affecting IMC-Agrico, including authorizing certain capital expenditures for expansion, incurring certain indebtedness, approving significant acquisitions and dispositions, and certain other decisions.

     Total revenues for PLP's proportionate interest in IMC-Agrico were $683.8 million, $781.1 million and $792.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. IMC-Agrico's operations consist of its phosphate crop nutrients business (Crop Nutrients) and its animal feed ingredients business (Feed Ingredients).

Crop Nutrients
--------------
     Crop Nutrients is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 25 million tons of annual capacity. Crop Nutrients is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. Crop Nutrients' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

     Crop Nutrients' concentrated phosphate production facilities are located in central Florida and Louisiana. Its annual capacity represents approximately 32.0 percent of total United States concentrated phosphate production capacity and approximately 10.0 percent of world capacity. The Florida concentrated phosphate facilities consist of three plants: New Wales, Nichols and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.8 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces four forms of concentrated phosphates: diammonium phosphate (DAP), monoammonium phosphate (MAP), granular triple superphosphate (GTSP) and merchant grade phosphoric acid. The Nichols facility manufactures phosphoric acid, DAP and granular MAP (GMAP). The South Pierce plant produces phosphoric acid and GTSP. The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid which is then shipped to the Faustina and Taft plants where it is used to produce DAP and GMAP. The Faustina plant manufactures phosphoric acid, DAP, GMAP, urea and ammonia. The Taft facility manufactures only DAP. Concentrated phosphate operations are managed to balance Crop Nutrients' output with customer needs. Crop Nutrients resumed production at its Taft facility in December 1997 after having been idled since September 1996. Subsequent to December 31, 1997, Crop Nutrients suspended phosphoric acid production at its Nichols facility.

     Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of concentrated phosphates:

     Phosphate Rock

     All seven of Crop Nutrients' phosphate mines and related mining operations are located in central Florida. Crop Nutrients extracts phosphate ore through surface mining after removal of a ten to 50 foot layer of sandy overburden and then processes the ore at one of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. Currently, five of Crop Nutrients' phosphate mines are operational while one has been idle since 1986 and one was idled in June 1997. Crop Nutrients' phosphate rock production volume for the years ended December 31, 1997, 1996 and 1995 totaled 20.0 million, 22.5 million and 25.0 million tons, respectively. Although Crop Nutrients sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used captively, primarily in the manufacture of concentrated phosphates, totaled 14.1 million, 14.3 million and 14.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing 70.0 percent,
64.0 percent and 58.0 percent, respectively, of total tons produced. Phosphate rock shipments to customers totaled 4.6 million, 6.5 million and
9.7 million tons for the years ended December 31, 1997, 1996 and 1995, respectively. Customer shipments have been reduced in order to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

     Crop Nutrients estimates its reserves to be 561.0 million tons of phosphate rock as of December 31, 1997. These reserves are controlled by Crop Nutrients through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58.0 percent to 78.0 percent bone phosphate of lime (BPL), with an average grade of 66.6 percent BPL. BPL is the standard industry term used to grade the quality of phosphate rock. The phosphate rock mined by Crop Nutrients in the last three years averaged 65.4 percent BPL, which is typical for phosphate rock mined in Florida during this period. Crop Nutrients estimates its reserves based upon the performance of exploration core drilling and technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

     Crop Nutrients also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district. Resources are mineralized deposits which may be economically recoverable; however, additional prospect data and analyses, including further geological work, drilling, permitting and mining feasibility studies, are required before they may be classified as reserves. Based upon its preliminary analyses of these resources, Crop Nutrients believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by Crop

Nutrients but are similar to some of the reserves being mined by current operations. These resources contain estimated recoverable phosphate rock of approximately 211.0 million tons with an average grade of approximately 64.0 percent BPL. Some of these resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations.

     Sulphur

     A significant portion of Crop Nutrients' sulphur requirements is provided by FSC, under a supply agreement which is based on variable market prices. In prior years, Crop Nutrients received a significant portion of its sulphur requirements from the Company's and IMC's Main Pass Joint Venture interest. In connection with the FTX Merger, both the Company's and IMC's interests in the Main Pass Joint Venture operations, together with PLP's other sulphur mining, purchase, transportation, terminaling and sales operations, were transferred to FSC. Consequently, IMC entered into an agreement with FSC to supply a certain portion of Crop Nutrients' sulphur requirements. See Notes 2, 5 and 9 in Part II, Item 8, "Financial Statements and Supplementary Data," together with Part II, Item 6, "Selected Financial Data," and Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," for further information regarding PLP's sulphur operations prior to the FTX Merger.

     Ammonia

     Crop Nutrients' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is primarily used internally to produce DAP, GMAP and urea.

Sales and Marketing

     Domestically, Crop Nutrients sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. IMC-Agrico also uses concentrated phosphates internally for the production of animal feed ingredients. See "Feed Ingredients," for further detail. Virtually all of Crop Nutrients' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which IMC administers on behalf of three other member companies. PhosChem believes that its sales represent approximately 50.0 percent of total United States exports of concentrated phosphates. Outside of the United States, the countries which account for the largest amount of Crop Nutrients' sales of concentrated phosphates include China, Japan, Australia and Thailand. The table below shows Crop Nutrients' shipments of concentrated phosphates in thousands of dry product tons, primarily DAP.

                             1997             1996            1995
                         ------------     ------------    ------------
                         Tons      %       Tons    %      Tons      %
                         ----------------------------------------------
Domestic
 Customers               2,065    29%     2,350   32%     2,403    31%
 Affiliates                615      9       581     8       683      9
                         -----    ---     -----   ---     -----   ---
                         2,680     38     2,931    40     3,086     40
Export                   4,425     62     4,451    60     4,719     60
                         -----    ---     -----   ---     -----   ---
Total shipments          7,105   100%     7,382  100%     7,805   100%
                         =====    ===     =====   ===     =====   ===

     At December 31, 1997, Crop Nutrients had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates amounting to approximately 3.1 million tons and phosphate rock amounting to approximately 5.0 million tons in 1998.

Other

     Crop Nutrients also manufactures and markets uranium oxide. Phosphate rock is the source of uranium oxide, with the uranium content varying from deposit to deposit. Uranium oxide production facilities are located in Louisiana and Florida. In Louisiana, Crop Nutrients owns and operates uranium oxide recovery and processing facilities which are located adjacent to its Uncle Sam and Faustina concentrated phosphate plants. In 1997, these facilities recovered 0.9 million pounds of uranium oxide from phosphoric acid produced at these facilities. Crop Nutrients also owns two uranium oxide recovery and processing facilities in central Florida, one located adjacent to its New Wales concentrated phosphate plant and another located adjacent to a concentrated phosphate plant owned and operated by a subsidiary of CF Industries, Inc. (CF). The New Wales and CF facilities have been temporarily idled pending improvement of uranium market conditions.

Competition

     Crop Nutrients operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.

Subsequent Event

     In January 1998, Crop Nutrients exercised its option under an agreement with Mississippi Chemical Corporation (MCC) to purchase land in Florida for $57.0 million. The property, along with land previously purchased from MCC, contains approximately 62.4 million tons of phosphate rock reserves and 40.3 million tons of resources, and such amounts are included in the respective estimates as of December 31, 1997.

Feed Ingredients
----------------
     Net sales were $163.5 million for 1997, $154.6 million for 1996 and $34.2 million for the 1995 partial year. In October 1995, IMC acquired the animal feed ingredients business of Mallinckrodt Group Inc. and subsequently contributed it to IMC-Agrico. Feed Ingredients is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons. In the first quarter of 1998, Feed Ingredients will start construction on the expansion of its deflourinated phosphate (Multifos(registered trademark)) capacity at its
manufacturing operation in New Wales, Florida.   The project will increase
the annual capacity for Multifos to 200,000 tons and will increase Feed Ingredients' total annual production to approximately 770,000 tons. Feed Ingredients supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. The principal production facilities of Feed Ingredients are located adjacent to, and utilize raw materials from, the concentrated phosphate complex at New Wales in central Florida.

     Feed Ingredients operates in a competitive global market. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is driven by quality, service and price.

Employees
---------
     PLP has no employees. At December 31, 1997, IMC-Agrico had approximately 3,871 employees. The work force consisted of 622 salaried, 3,029 hourly and 220 temporary or part-time employees.

Labor Relations
---------------
     IMC-Agrico has three collective bargaining agreements with three international unions or their affiliated local chapters. At December 31, 1997, approximately 89.0 percent of the hourly work force were covered under collective bargaining agreements. One agreement, covering 50.0 percent of the hourly work force, was negotiated during 1997. Resulting wage and benefit increases were consistent with competitive industry and community standards. Two agreements covering approximately 39.0 percent of the hourly work force will expire during 1998. The Company has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

Factors Affecting Demand
------------------------
     PLP's results of operations historically have reflected the effects of several external factors which are beyond its control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, IMC-Agrico's business is seasonal to the extent United States farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

     IMC-Agrico's export sales to foreign customers are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic, political and regulatory policies of local governments and laws and policies of the United States affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year. While management does not believe the current economic conditions in Asia will have a material adverse effect on the Company's results, there can be no assurance that a continuation of the economic crisis would not have a material impact on sales to customers in this region.

     In 1997, sales of phosphate crop nutrients to China accounted for approximately 25.0 percent of IMC-Agrico's revenues. No single customer or group of affiliated customers accounted for more than ten percent of IMC-Agrico's revenues.

Oil and Gas

     MOXY is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MOXY operations are conducted offshore in the Gulf and onshore in the Gulf Coast area. MOXY commenced operations in May 1994 following the distribution of all of MOXY's common stock to the stockholders of FTX in order to carry on substantially all of the oil and natural gas exploration activities previously conducted by FTX. MOXY and its predecessors have conducted exploration, development and production operations offshore in the Gulf and onshore in the Gulf Coast and other areas for more than 25 years, which have provided MOXY an extensive geological and geophysical database, and extensive technical and operational expertise.

     During 1996 and 1997, PLP participated with MOXY in the acquisition of interests in one onshore Louisiana and seven offshore Gulf tracts, with PLP's related cost totaling approximately $5.5 million. Further, in August 1997 PLP purchased from MCN Energy Group Inc. (MCN), MCN's 60.0 percent interest in the MOXY/MCN offshore exploration program (MOXY/MCN Program) for a total of $46.4 million, subject to adjustments for post-closing revenues and expenses subsequent to April 1, 1997. Such interest included: (i) two producing oil and gas fields; (ii) an inventory of eight exploration prospects in the offshore Gulf; and (iii) MOXY's program debt to MCN. PLP acquired the interest in the producing properties and program debt to MCN as an accommodation to MOXY, pending completion of a financial restructuring by MOXY which enabled MOXY to purchase the producing properties and program debt to MCN from PLP.

     In November 1997, MOXY received $92.2 million of net proceeds from the sale of a total of 28.6 million shares of common stock at $3.50 per share under a rights offering to existing shareholders (Rights Offering). PLP purchased 3.9 million of these shares, representing approximately 9.0 percent of total MOXY shares outstanding, for $13.5 million in fulfillment of its commitment to purchase any shares relating to unexercised rights from the Rights Offering (Stand-By Commitment). MOXY used $44.5 million of these proceeds, after post-closing adjustments, to acquire from PLP the interest in the producing properties and repay the program debt . In addition, MOXY paid PLP a $6.0 million fee for acquiring and holding these MOXY/MCN Program assets until completion of the Rights Offering, for entering into the Stand-By Commitment and for agreeing to enter into the oil and gas exploration program with MOXY discussed below.

     MOXY is using the remaining net Rights Offering proceeds to fund a portion of its share of an aggregate $210.0 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf and onshore in the Gulf Coast region formed upon completion of the Rights Offering to replace the MOXY/MCN Program. MOXY will manage this program, selecting all prospects and drilling opportunities, and will serve as operator. MOXY and PLP contributed their interests in all exploration properties formerly part of the MOXY/MCN Program and their joint interests in certain other properties to the MOXY Exploration Program. Under this program, most exploration expenditures will be shared 56.4 percent by PLP,
37.6 percent by MOXY and 6.0 percent by an individual investor, with all other costs and revenues shared 47.0 percent by PLP, 48.0 percent by MOXY and
5.0 percent by the individual investor. Exploration expenditures consist of all costs associated with leasehold acquisition and maintenance, geological and geophysical studies, seismic surveys, drilling exploratory wells, overhead reimbursements and all other aspects of identifying prospects and drilling exploratory wells. PLP and MOXY have received credits against their program commitment for an aggregate of $8.3 million for certain exploratory costs. The MOXY Exploration Program will terminate after initial exploration program expenditures of $210.0 million have been committed or on March 31, 2002, whichever is earlier.

     Due to its interest in the MOXY Exploration Program, PLP's results of operations can be affected by various factors affecting MOXY and the oil and gas industry.

ENVIRONMENTAL MATTERS

General

     As a producer of crop nutrients, the Company is subject to a myriad of federal, state and local environmental, health and safety laws in the United States. These standards regulate the management and handling of raw materials and products, air and water quality, disposal of hazardous and solid wastes, and post-mining land reclamation. It is the Company's policy to comply with all applicable environmental, health and safety (EHS) standards. Through its active EHS management program, the Company is confident that it generally satisfies these requirements. Nevertheless, there can be no assurance that unexpected or additional costs, penalties, or liabilities will not be incurred. Moreover, EHS standards applicable to the Company's operations, and the industry in general, continue to evolve. Until implementing regulations have been finalized and definitive regulatory interpretations have been adopted, it is difficult to ascertain future compliance obligations or estimate future costs.

     The Company has expended, and anticipates that it will continue to expend, substantial resources, both financial and managerial, to comply with EHS standards. For 1998, the PLP proportional share of environmental capital expenditures will total approximately $15.0 million, primarily related to air permitting and control; ground and surface water protection; solid waste management and remediation of contamination at current or former operations. In 1998, the PLP proportional share of additional expenditures for land reclamation activities will total approximately $11.0 million. Based on current information, it is the opinion of management that the ultimate liability arising from EHS matters, taking into account established accruals, should not have a material adverse effect on the Company's financial position. However, no assurance can be given that greater-than-anticipated environmental expenditures will not be required in 1998 or in the future.

Product Requirements

     Recently, various federal, state, and local environmental and public health agencies have begun evaluating alleged environmental and health effects that might arise from the handling and use of fertilizer products and fertilizer additives. Because this evaluation is in its initial stages, it is unclear whether the evaluation will result in additional federal, state, or local regulatory requirements that the industry, including the Company, will be required to meet. Until the results of the initial evaluations have been completed, the Company cannot estimate the extent of expenditures that may be necessary to meet additional standards, if any.

Permitting

     PLP, through IMC-Agrico, holds numerous environmental and other permits authorizing operations at each of its facilities. A decision by a government agency to deny an application for a new or renewed permit, or to revoke or substantially modify an existing permit, could have a material adverse effect on the Company's ability to continue operations at the affected facility. Expansion of operations also is predicated upon securing the necessary environmental and other permits. In particular, over the next several years, IMC-Agrico will be undertaking efforts to obtain a number of permits related to its Florida mining operations. IMC-Agrico signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property (Pine Level) containing approximately 100 million tons of phosphate rock reserves in Florida. In connection with the purchase, IMC-Agrico has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property. Successful achievement of such permitting remains to be accomplished in the next five to eight years. Although the Company, through IMC-Agrico, has successfully permitted mining properties in Florida, if permits were denied or if compliance with permit conditions becomes cost prohibitive, a complete or substantial inability to mine this property may result and would adversely impact the Company.

Risk Management Planning

     Several of the Company's facilities are subject to the Clean Air Act's Risk Management Planning (RMP) requirements, which mandate that covered facilities establish comprehensive plans for preventing and responding to accidental releases to the air. Under RMP, facilities also must present information to the public about their "worst-case" release scenarios from regulated processes, the potential effects of such a release on nearby populations, and the Company's release prevention programs. The Company continues to implement the required RMP programs on schedule to meet a June 1999 deadline. Costs to complete these planning processes could be substantial.

Mining Operations

     The Company's phosphate mining activities are subject to a number of EHS standards. In Florida, IMC-Agrico received a number of permits from the U.S. Army Corps of Engineers (Corps) that authorize phosphate mining in certain wetland areas. In October 1997, the Company received three notices from the Corps alleging that the Company had violated its permits. Upon reviewing these notices, the Company ascertained that it had inadvertently disturbed, without permits, additional wetlands over which the Corps had asserted jurisdiction. The Company has had informal discussions with the Corps to resolve these issues and additional meetings are expected in 1998. Although the Company is unable to predict the outcome of these proceedings, it does not expect that these proceedings will have a material adverse effect on the Company's financial condition or operations.

Management of Residual Materials

     Phosphate mining and processing produce residual materials that must be managed. Phosphate residuals, consisting primarily of phosphogypsum, typically are stored in phosphogypsum stack systems. Other phosphate mining residuals, clay and other tailings, are used in reclamation. PLP has incurred and will continue to incur significant costs to manage its phosphate residual materials in accordance with environmental laws, regulations and permit requirements.

     With regard to phosphate processing, Florida law may require IMC-Agrico to close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds after March 25, 2001, if the stack system is demonstrated to cause a violation of Florida's water quality standards. IMC-Agrico has already filed an application with Florida's Department of Environmental Protection to close the unlined gypsum stack at its New Wales facility in central Florida. Closure activities would begin on July 1, 1998 if the plan is accepted and would cost approximately $1.7 million, net of recorded accruals, for construction activities over a period of five years. IMC-Agrico cannot predict at this time whether Florida will require closure of any of its other stack systems. The costs of any such closures could be significant.

     IMC-Agrico continues to address elevated levels of sulphate and sodium indicators in groundwater at its New Wales facility. In 1992, elevated sulphate levels were detected in groundwater beneath an unlined cooling pond. In response, the Central Florida Regional Planning Council required IMC-Agrico to plug former recharge wells and either show that groundwater sulphate levels have returned to acceptable levels or line or relocate the cooling pond. Recent monitoring data have evidenced an improving trend in the sulphate and sodium indicator levels. Based on this trend, IMC-Agrico received a permit to continue operating the cooling pond until July 1998, at which time the permit must be renewed. If indicators do not reach acceptable levels, options will be pursued to meet the operating needs of the facility. The estimated cost to line or relocate the cooling pond, if necessary, is estimated to be approximately $50.0 million.

Remedial Activities

     Many of the Company's currently and formerly owned facilities have been in operation for many years. The historical use and handling of regulated substances and crop nutrient products at these facilities by the Company and predecessor operators has resulted in soil and ground water contamination. PLP has also purchased facilities that were contaminated by previous owners through their use and handling of regulated substances.

     Spills or other unintended releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring PLP to undertake or fund cleanup efforts. At some locations, PLP has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations (which currently are in progress) to determine whether remedial action may be required to address contamination.

     Material expenditures may be required by the Company in the future to remediate the contamination at these current or former sites. The cost of any remedial actions that ultimately may be required at sites that are currently under investigation or for which investigations have not been performed cannot be determined. It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when (i) litigation has commenced or (ii) a claim or assessment has been asserted or is probable and the likelihood of an unfavorable outcome is probable.

     The Company believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for a portion of the costs that may be expended by the Company to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to the Company's acquisition of facilities or businesses from third parties. The Company has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date.

Superfund

     The Comprehensive Environmental Response Compensation Liability Act (CERCLA), also known as "Superfund," imposes liability without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, PLP is involved or concluding involvement at less than ten Superfund sites. At none of these sites alone, nor in the aggregate, is the Company's liability currently expected to be material. As more information is obtained regarding the sites and the potentially responsible parties involved, this expectation could change.

RELATIONSHIP BETWEEN THE COMPANY AND IMC

Management and Ownership

     IMC serves as the administrative managing general partner of PLP and officers of IMC perform all PLP management functions and carry out the activities of PLP. At December 31, 1997, IMC held partnership interests that represented an approximate 51.6 percent interest in PLP. As a result of IMC's position as administrative managing general partner and of its ownership interest, IMC has the ability to control all matters relating to the management of the Company, including any determination with respect to the acquisition or disposition of Company assets, future issuance of additional debt or other securities of the Company and any distributions payable in respect of the Company's partnership interests. In addition to such other obligations as it may assume, IMC has the general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the holders of partnership interests.

     In January 1998, PLP announced that it would not make a cash distribution for the quarter ended December 31, 1997. Total unpaid distributions due IMC of $431.3 million existed as of this date. PLP's distributable cash is now shared ratably by PLP's public unitholders and IMC, except that IMC is entitled to recover its unpaid cash distributions on a quarterly basis from one half of any excess of future quarterly distributions over 60 cents per unit for all units.

Financing Arrangements

   Reference is made to the information set forth in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital Resources and Liquidity - Financing," of this Annual Report on Form 10-K.

Conflicts of Interest

     The nature of the respective businesses of the Company and IMC and its affiliates may give rise to conflicts of interest between the Company and IMC. Conflicts could arise, for example, with respect to transactions involving potential acquisitions of businesses or mineral properties, the issuance of additional partnership interests, the determination of distributions to be made by the Company, the allocation of general and administrative expenses between IMC and the Company and other business dealings between the Company and IMC and its affiliates. Except in cases where a different standard may have been provided for, IMC has a general duty to act in good faith and to exercise rights of control in a manner that is fair and reasonable to the holders of PLP's partnership interests. In resolving conflicts of interest, PLP's partnership agreement permits IMC to consider the relative interest of each party to a potential conflict situation which, under certain circumstances, could include the interest of IMC and its other affiliates.

Services Agreement

     From January 1, 1996, until the FTX Merger, FM Services Company (FMS), a former affiliate of FTX, furnished general executive, administrative, financial, accounting, legal, environmental, insurance, personnel, engineering, tax, research and development, sales and certain other services to FTX pursuant to the terms of a services agreement (Services Agreement) in order to enable FTX to perform its duties as administrative managing general partner of the Company. The nature and timing of the services provided under the Services Agreement were similar to those historically provided directly by FTX to the Company. PLP generally reimbursed FTX, at FTX's cost, including allocated overhead, for such services on a monthly basis, including amounts paid by FTX under the Services Agreement and allocated to PLP. Such costs were allocated among PLP, FTX and certain of FTX's other affiliates based on direct utilization whenever possible and an allocation formula based on a combination of the operating income, property, plant and equipment and capital expenditures of PLP, FTX and such other affiliates.

     In connection with the FTX Merger, FMS agreed to provide IMC and its affiliates certain transition services necessitated by the FTX Merger, including administrative, financial, accounting, treasury, data retention, personnel, insurance and risk management pursuant to the terms of a master services agreement and certain ancillary services agreements (Transition Services Agreements). Certain of the services being provided to IMC on behalf of PLP include tax and audit services, accounting and financial reporting services for the year ended December 31, 1997 and oil and gas accounting and reporting services. The Transition Services Agreements generally expire in 1998 and 1999, and it is anticipated that all such services will be provided by IMC in the future.

Item 3.  Legal Proceedings.(1)

Merger Litigation
-----------------
     In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP Inc. (FMRP), an affiliate of FTX, had breached fiduciary duties owed to the public unitholders of PLP.
IMC was alleged to have aided and abetted these breaches of fiduciary duty.

     In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of IMC. The amended complaint seeks certification as a class action and injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' time to answer or otherwise plead to the amended complaint has been extended indefinitely by agreement.

     PLP is involved from time to time in various legal proceedings of a character normally incident to its businesses. PLP believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of PLP. PLP, through IMC and IMC-Agrico, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Unitholders.

     Not applicable.


                             PART II

Item 5.  Market for Registrant's Common Equity and Related Unitholder
Matters.

     The Company's partnership units trade on the New York Stock Exchange
(NYSE) under the symbol PLP. The PLP unit price is reported daily in the financial press under "PLP" in most listings of NYSE securities. At March 20, 1998 the number of holders of record of the partnership's units was 10,562. Under federal law, ownership of PLP units is limited to "United States citizens." A United States citizen is defined as a person who is eligible to own interests in federal mineral leases, which generally includes
(i) United States citizens, (ii) domestic entities owned by United States citizens and (iii) domestic corporations owned by United States citizens and/or certain foreign persons. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the NYSE.

                                1997                  1996
                           --------------        ---------------
                           High    Low           High    Low
                          ------  ------        ------  ------
First Quarter             $18.75  $16.50        $22.75  $18.50
Second Quarter             17.13   14.38         22.00   18.13
Third Quarter              14.81   12.06         21.75   18.50
Fourth Quarter             12.81    8.56         19.25   16.38

Ownership at December 31, 1997:

                        Units          Percent
Public unitholders      50,080,645        48.4
                       -----------       -----
IMC                     53,385,133 (a)    51.6
                       -----------       -----
                       103,465,778       100.0
                       ===========       =====

a. Includes 1,036,983 of partnership interests beneficially owned by IMC.

     Cash distributions declared and paid to public unitholders during 1997 totaled $0.74 per unit. In connection with the February 1992 offering of PLP units, PLP committed for a five-year period to provide public unitholders a preferential right to receive quarterly distributions before any distributions could be made to its administrative managing general partner. The preferential rights of the public unitholders to receive quarterly distributions up to $0.60 per unit ceased with the distribution for the quarter ending December 31, 1996, payable on February 15, 1997. Subsequent cash distributions to public unitholders are determined by available distributable cash resulting from operations of the partnership and the terms of the partnership agreement. Distributable cash will be shared ratably by PLP's public unitholders and IMC, except that IMC will be entitled to receive the unpaid cash distributions, totaling $431.3 million, from one-half of the quarterly distributable cash after the payment of $0.60 per unit to all unitholders. Cash and property distributions paid during 1997 and 1996 are shown below:

                                             1997
                     ---------------------------------------------------
                      Distribution
                        Per Unit            Record Date       Payment Date
                    ------------------   -------------     ------------
                     $       .31          Apr. 30, 1997       May 15, 1997
                             .33          Jul. 31, 1997       Aug. 15, 1997
                             .10          Oct. 31, 1997       Nov. 15, 1997
                      0.1 FSC share (b)  Dec. 22, 1997       Dec. 22, 1997

                                              1996
                        ------------------------------------------------
                         Distribution
                           Per Unit         Record Date         Payment Date
                        --------------   ----------------    -----------
                      $       .61         Apr. 30, 1996         May 15, 1996
                              .60         Jul. 31, 1996        Aug. 15, 1996
                              .60         Oct. 31, 1996        Nov. 15, 1996
                              .60         Jan. 31, 1997        Feb. 15, 1997

b.The December 22, 1997 distribution was a special distribution made in connection with the FTX Merger whereby PLP distributed its ownership in FSC. Each unitholder's basis for each PLP unit requires adjustment as a result of PLP's distribution of FSC. Further information regarding such adjustment was included with 1997 unitholder tax information.

Item 6.  Selected Financial Data.
                                       Years ended December 31,
                     1997(a)       1996(b)    1995(c)    1994(d)    1993(e)
                     -------       -------    -------    -------    -------
                     (Financial data in thousands, except per unit amounts)
FINANCIAL DATA

Revenues             $ 842,456    $ 957,034  $ 995,112  $ 765,278  $ 669,160
Operating income      (300,442 )    211,871    194,625    120,618   (210,848 )
(loss)
Net income (loss)     (355,035 )    177,301    161,408     83,966   (246,111 )
Net income (loss) per    (3.43 )       1.71       1.56        .81      (2.37 )
unit
Distributions per
publicly held unit:
Cash                      1.34        2.435      2.415       2.40       2.40
Property                 1.214            -          -          -          -
Average units          103,466      103,466    103,487    103,683    103,698
outstanding

At December 31:
Property, plant        432,438      919,237    949,131    910,469    970,960
 and equipment,
 net
Total assets           665,536     1,199,77   1,229,10   1,146,93   1,296,87
                                         8          5          1          3
Long-term debt,
including current     519,808      403,403    384,580    368,951    488,567
portion
Partners' capital     (168,358 )    359,648    404,466    447,660    492,404
(deficit)

OPERATING DATA
Phosphate crop
nutrients-primarily
DAP
Sales (short tons)    3,015,60     3,201,80   3,427,70   3,193,40   3,346,60
                            0            0          0          0          0
Average realized
price (f)
All phosphate crop     $171.82      $181.00    $169.07    $144.13    $110.03
nutrients
DAP                     175.83       186.17     175.11     149.32     113.09
Phosphate rock
Sales (short tons)    1,999,70     2,919,10   4,470,40   4,373,40   3,840,30
                            0            0          0          0          0
Average realized        $23.65       $25.60     $22.53     $21.38     $22.02
price (f)
Sulphur
Sales (long tons) (g) 2,836,80     2,900,00   3,049,70   2,087,80   1,973,20
                            0            0          0          0          0
Oil
Sales (barrels)       1,578,60     1,895,50   2,217,60   2,533,70   3,443,00
                            0            0          0          0          0
Average realized        $18.22       $19.49     $15.82     $13.74     $14.43
price

a.  Includes charges totaling $407.1 million ($3.93 per unit), consisting  of
$384.5  million  for  an impairment assessment of sulphur  assets  and  $22.6
million   related  to  the  FTX  Merger.   Also  includes  a  $14.5   million
extraordinary loss ($0.14 per unit) on early retirement of debt.
b.  Includes  a  gain  of $11.9 million ($0.12 per unit) resulting  from  the increase  in  PLP's ownership of IMC-Agrico and a $3.0 million charge  ($0.03 per unit) for asset valuations at IMC-Agrico.
c.  Includes  charges totaling $18.1 million ($0.18 per unit)  primarily  for stock  appreciation  rights  costs caused by the significant  rise  in  FTX's common stock price during the year.
d.  Includes  a $10.9 million charge ($0.11 per unit) primarily  for  certain remediation costs.
e.  Includes  a  net charge of $173.6 million ($1.67 per unit) primarily  for restructuring, asset recoverability and other related charges.  Also includes a  $23.7 million cumulative charge ($0.23 per unit) for changes in accounting principle  related  to  periodic scheduled maintenance  costs  (turnarounds), deferred charges and costs of management information systems.
f. Represents average realization f.o.b. plant/mine.
g. Includes internal consumption totaling 795,000 tons, 730,300 tons, 754,400 tons,  739,900  tons  and  1,138,800 tons for the years  1997  through  1993, respectively.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.(1)

OVERVIEW

   PLP, through its joint venture operation in IMC-Agrico, is one of the world's largest and one of the lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana.

RESULTS OF OPERATIONS
                                     1997(a)     1996(b)     1995(c)
                                 ----------  ---------  ----------
                                           (In millions)
Revenues                           $   842.5     $  957.0    $   995.1
Operating income (loss)               (300.4 )      211.9        194.6
Earnings (loss)                       (355.0 )      177.3        161.4

a. Includes charges totaling $407.1 million ($3.93 per unit), consisting of $384.5 million for an impairment assessment of sulphur assets and $22.6 million related to the FTX Merger. Also includes a $14.5 million extraordinary loss ($0.14 per unit) on the early retirement of debt.
b. Includes a gain of $11.9 million resulting from the increase in PLP's ownership of IMC-Agrico (see Note 3, "IMC-Agrico and MOXY," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail) and a $3.0 million charge for asset valuations at IMC-Agrico.
c. Includes charges totaling $18.1 million primarily for stock appreciation rights costs caused by the significant rise in FTX's common stock price during the year.

1997 Compared With 1996.    PLP's operating results for 1997 compared with
1996 were affected by lower average sales realizations and reduced volumes of concentrated phosphate sales. The 1997 period includes $384.5 million for sulphur asset impairment charges (see Note 1, "Summary of Significant Accounting Policies," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail), $22.6 million related to the FTX Merger (see "General and Administrative Expenses," for further detail), $15.8 million for non-productive oil and gas exploration costs and a $2.9 million credit for reimbursement of previously incurred expenses as a result of IMC-Agrico's participation in a potential phosphate mine and upgrading project in Sri Lanka, while the 1996 period included an $11.9 million gain from the increase in PLP's ownership of IMC-Agrico and charges totaling $3.0 million for asset valuations at IMC-Agrico.

    Excluding sulphur asset impairment charges, depreciation, depletion and amortization for the current year increased $6.1 million from 1996, largely because of a $5.8 million decrease in adjustments to reduce depreciation related to the difference between PLP's Current Interest (as defined in the Partnership Agreement) and Capital Interest (as defined in the Partnership Agreement) in IMC-Agrico's cash distributions and capital contributions, respectively (see Note 3, "IMC-Agrico and MOXY," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail), which ended after the 1997 third quarter.

IMC-Agrico
----------
    PLP's agricultural minerals operations, which principally consist of its concentrated phosphate and phosphate rock operations and animal feed ingredients operations conducted through IMC-Agrico (and its sulphur business prior to the FTX Merger), reported a 1997 operating loss of $244.6 million on revenues of $813.6 million compared with operating income of $223.9 million on revenues of $920.0 million for the 1996 period. Significant items impacting operating income are outlined below (in millions):

Operating income - 1996                   $   223.9
Increases (decreases):
Sales volumes                                 (60.1 )
Realizations                                  (39.3 )
Other                                          (7.0 )
Revenue variance                             (106.4 )
Cost of sales                                  31.4 a
Sulphur asset impairment charge              (384.5 )
Gain on IMC-Agrico investment                 (11.9 )
General and administrative                      2.9
                                             (468.5 )
Operating loss - 1997                     $  (244.6 )

a.Includes the net impact of reductions to depreciation of $24.0 million in 1997 and $29.8 million in 1996, caused by PLP's disproportionate interest in IMC-Agrico cash distributions (see Note 3, "IMC-Agrico and MOXY," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail). These adjustments to depreciation ended after the third quarter of 1997, when PLP received its final disproportionate cash distribution from IMC-Agrico. In addition, 1996 cost of sales reflects a $3.0 million asset valuation charge from IMC-Agrico.

    Crop Nutrients

    Crop Nutrients' net sales of $1,484.8 million decreased approximately
11.0 percent from $1,661.3 million in 1996. Sales volumes of concentrated phosphates declined, in the aggregate, one percent, or $45.0 million. The majority of the decline came from reduced domestic shipments of DAP and GTSP which declined approximately 17.0 and 11.0 percent, respectively, offset by increased GMAP volumes of 18.0 percent. The decline in DAP and GTSP volumes was primarily due to overall weakened demand and a focus on higher-margin GMAP opportunities. International sales volumes were relatively flat compared to the prior year as decreased shipments of DAP and GTSP were offset by increased shipments of GMAP. In addition, average sales realizations of concentrated phosphates, particularly DAP, decreased five percent which unfavorably impacted net sales by $49.2 million. Net sales were also unfavorably impacted $56.7 million due to lower phosphate rock sales volumes as a result of Crop Nutrients' strategic decision to phase out third-party sales of phosphate rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

    Gross margins declined $112.7 million to $298.7 million from $411.4 million, excluding special one-time charges of $6.9 million, one year ago primarily due to the lower volumes and prices discussed above. In addition, gross margins reflect the benefit of a change to market-based acid pricing to Feed Ingredients.

    Feed Ingredients

    Net sales of $69.1 million increased 3.2 percent from 1996 due to slightly higher domestic volumes and prices. A decrease in gross margins was primarily due to increased costs as a result of a change in the price of acid purchased from Crop Nutrients.

    Sulphur

    Sulphur sales volumes through December 22, 1997 were flat compared with 1996, as PLP continued to operate its Main Pass and Culberson mines at reduced rates. Unit production costs in 1997 increased approximately 12.0 percent from 1996 levels due to higher maintenance costs and natural gas usage.

Oil and Gas Operations
----------------------
    Main Pass Joint Venture oil operational highlights are detailed below:

                                             1997       1996
                                        --------   --------


       Sales (barrels)                    1,578,600   1,895,500
       Average realized price                $18.22      $19.49
       Operating income (in millions)          $2.0       $10.3

    PLP is significantly expanding its oil and gas activities through the multi-year, aggregate $210.0 million MOXY Exploration Program and equity investment with MOXY. Exploration activities during 1997 included the following:

 .  West Cameron Block 616/617 - During the fourth quarter of 1997, the West
   Cameron Block 616 #3 exploratory well was drilled and saved. This well encountered a total 426 feet of net gas pay in eight sands. MOXY subsequently drilled and saved for future production the West Cameron Block 616 #4 well to develop reserves discovered by the #3 well. PLP has capitalized a total of $11.2 million of related drilling costs through December 31, 1997. In early January 1998, MOXY initiated drilling the #5 well, a second development well, to develop the reserves discovered by the West Cameron Block 616 #2 well. The #2 well, drilled in 1996 and located approximately one mile southeast of the #3 well, encountered 190 feet of net gas pay in a different fault block. MOXY has acquired a previously owned platform for use in developing these reserves. First production is expected to commence during the fourth quarter of 1998.
   PLP has a 39.0 percent net revenue interest in the #3 and #4 wells and a
   37.0 percent net revenue interest in the #5 well. Additionally, MOXY plans to drill an exploratory well on an offset block, West Cameron 617, in early 1998. West Cameron Blocks 616 and 617 are located in approximately 300 feet of water in the Gulf, approximately 130 miles offshore Louisiana. These two blocks total 10,000 acres.

 .  West Cameron Block 492 - During the fourth quarter of 1997 the West
   Cameron 492 #1 well discovered 93 feet of net hydrocarbon pay in five sands. Additionally, the West Cameron 492 #3 well, which was successfully drilled as a delineation well, encountered 83 feet of net hydrocarbon pay in two sands, 57 feet of which was in a new sand. Both wells were saved for future production and further drilling in 1998 is contemplated on this block. PLP owns a 19.0 percent net revenue interest in this block, which is located in approximately 150 feet of water offshore in the Gulf approximately 110 miles south of Lake Charles, Louisiana and encompasses 5,000 acres. PLP has capitalized a total of $0.7 million of related drilling costs through December 31, 1997.

 .  In late 1997 and early 1998 the West Cameron Block 157 #1 and Brazos
   Block A-19 #2 exploratory wells commenced drilling. PLP owns 37.0 percent and 13.0 percent net revenue interests in these blocks, respectively. PLP's share of the estimated costs to reach total depth (the point at which determination as to whether or not commercial amounts of hydrocarbons have been discovered) for both of these wells is approximately $7.0 million, of which $0.6 million was incurred and capitalized at December 31, 1997. In March 1998, the West Cameron Block 157 #1 well prospect concluded without the discovery of commercial hydrocarbons, resulting in approximately $3.0 million of the related drilling costs being expensed by PLP.

 .  During 1997, exploratory drilling on the Eugene Island Block 19,
   Vermilion Block 159 and Grand Isle Block 65 fields and North Bay Junop prospect concluded without the discovery of commercial hydrocarbons, resulting in $13.5 million of the related drilling costs being expensed by PLP.

1996 Compared With 1995. Operating income for 1996 benefited from higher average realizations on concentrated phosphates and phosphate rock. Feed Ingredients, acquired in October 1995 (see Note 9, "Acquisitions," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail), also contributed to higher operating income. Offsetting the impact of these positive factors were lower production and sales volumes for concentrated phosphates and phosphate rock. Results from 1996 included an $11.9 million gain resulting from the increase in PLP's ownership of IMC-Agrico, $15.3 million lower stock appreciation rights costs allocated from FTX, a $2.5 million charge for oil and gas exploration costs and charges totaling $3.0 million for asset valuations at IMC-Agrico.

    Depreciation, depletion and amortization for 1996 decreased $7.8 million from the 1995 amount. This reduction is attributable primarily to a $3.5 million decrease related to PLP's disproportionate interest in IMC-Agrico cash distributions (see Note 3, "IMC-Agrico and MOXY," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail) and a $4.4 million decline from Main Pass Joint Venture oil operations, partially offset by additional depreciation expense of $2.3 million associated with Feed Ingredients operations.

IMC-Agrico
-----------
    PLP's agricultural minerals operations reported 1996 operating income of $223.9 million on revenues of $920.0 million compared with operating income of $205.9 million on revenues of $960.0 million in 1995. Significant items impacting operating income are highlighted below (in millions):

Operating income - 1995                   $  205.9
                                          ------
Increases (decreases):
Sales volumes                                (97.9 )
Realizations                                  59.5
Other                                         (1.6 )
                                          ------
Revenue variance                             (40.0 )
Cost of sales                                 29.9 a
Gain on IMC-Agrico investment                 11.9
General and administrative                    16.2 b
                                          ------
                                              18.0
                                          ------
Operating income - 1996                   $  223.9
                                          ======

a.Includes the net impact of reductions to depreciation of $29.8 million in 1996 and $26.3 million in 1995 caused by PLP's disproportionate interest in IMC-Agrico cash distributions. 1996 cost of sales also reflects a $3.0 million asset valuation charge from IMC-Agrico.
b.General and administrative expenses in 1996 included $10.3 million lower stock appreciation rights costs.

     Crop Nutrients

     Crop Nutrients' net sales for 1996 of $1,661.3 million decreased approximately three percent as compared to $1,711.6 million for 1995. Lower phosphate rock volumes in 1996, primarily due to the Company's strategic decision to phase out export sales and the termination of a domestic sales contract, unfavorably impacted net sales by $54.5 million compared to 1995. Higher average concentrated phosphate prices in 1996, compared to 1995, partially offset the lower phosphate rock volumes. Concentrated phosphate net sales increased, mainly as a result of strong sales to India, Australia, Japan, Brazil, Chile and Ecuador. In addition, in December 1996, Crop Nutrients, through PhosChem, successfully negotiated a first-ever, two-year concentrated phosphate sales contract with China for calendar years 1997 and 1998.

     Gross margins increased $15.9 million, or four percent, to $411.4 million for 1996, before special one-time charges of $6.9 million, as compared to $395.5 million in 1995. This increase was primarily due to higher sales realizations for concentrated phosphates discussed above. The higher margins on concentrated phosphate net sales in 1996, as compared to 1995, more than offset the margins lost to lower phosphate rock sales. The favorable impact of price improvements, however, was partially offset by higher phosphate rock production costs, due in large part to higher electricity, maintenance and fuel costs.

     Feed Ingredients

     Net sales of $67.0 million increased $52.1 million from 1995 and gross margins increased primarily due to the inclusion of a full year of results following the acquisition of Feed Ingredients in October 1995.

     Sulphur

     Sulphur sales volumes for 1996 were five percent lower than the 1995 level. PLP operated the Main Pass and Culberson mines at reduced rates since March 1996 in response to lower domestic sulphur sales to United States phosphate fertilizer producers. Sulphur market prices were negatively affected by lower demand. Movement of Canadian sulphur to the United States market fell in tandem with lower prices and Canadian producers' concerns over anti-dumping actions taken by the United States Department of Commerce. Unit production costs for 1996 rose slightly from 1995 because of the reduced production levels and increased energy costs.

Oil and Gas Operations
----------------------
     Main Pass Joint Venture oil operational highlights are detailed below:

                                               1996          1995
                                           --------   ---------
         Sales (barrels)                     1,895,500     2,217,600
         Average realized price                $19.49        $15.82
         Operating income (in millions)         $10.3          $1.9 a

a.  Included $1.8 million of stock appreciation rights costs.

     In June 1996 PLP acquired a 25.0 percent leasehold interest in an oil and gas joint venture to explore a 35,000 acre project area in south Louisiana. In connection with the acquisition of this interest, PLP reimbursed MOXY $2.1 million for certain costs previously incurred on the project area. PLP acquired its interest on the same proportionate basis as Phillips Petroleum, which has a 50.0 percent leasehold interest in the project area and is the operator of the joint venture.

General and Administrative Expenses
-----------------------------------

                             Years ended December 31,  % Increase (Decrease)
                              ------------------------  --------------
                              1997    1996    1995        1997       1996
                              ----    ----    ----         ----       ----
                                   (In millions)
General and administrative
 expenses                    $77.0    $55.2   $68.1        39%      (19%)

1997 Compared to 1996
General and administrative expenses for 1997 increased $21.8 million from the 1996 period primarily because of merger-related costs, including retirement benefits, the acceleration of long-term incentive compensation and other employee benefits. General and administrative expenses in 1996 reflect a $2.1 million reduction related to stock appreciation rights.

1996 Compared to 1995
General and administrative expenses for 1996 declined $12.9 million from 1995, primarily because a significant 1995 increase in FTX's stock price resulted in $15.3 million higher stock appreciation rights costs charged by FTX. General and administrative costs for 1996 included amounts associated with the acquired Feed Ingredients operations, whereas 1995 included a $1.2 million charge for the reorganization of IMC-Agrico's marketing function. PLP's general and administrative expenses include costs incurred on its behalf which are allocated on a cost-reimbursement basis under a management services agreement (see "Services Agreement," in Part I, Items 1 and 2, "Business and Properties - Relationship Between the Company and IMC," and
Note 7, "Pension and Other Employee Benefits," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail).

Year 2000
---------
    As the millennium approaches, both IMC-Agrico and IMC (as administrative managing general partner of PLP) have begun to address the Year 2000 issue and the effect it will have on its information systems. IMC and IMC-Agrico have completed an assessment of their information systems and are in the process of developing a Year 2000 conversion plan to address all necessary code changes, testing and implementation. The information systems conversion project is planned to be completed by the middle of 1999 at an estimated total cost to IMC-Agrico of approximately $0.7 million. A significant portion of these costs are not likely to be incremental costs to IMC-Agrico, but rather will represent the redeployment of existing information technology resources.

    In addition, both IMC-Agrico and IMC are starting the process of assessing the effect the Year 2000 will have on their operations. An assessment will be made and conversion plan developed to have all modifications implemented and operational by year-end 1999. The cost of this project is yet undetermined, but is not expected to be material to PLP.

    IMC-Agrico and IMC expect these Year 2000 conversion projects to be completed on a timely basis. However, there can be no assurance that the systems of the companies on which their systems rely also will be converted or that any such failure to convert by another company would not have an adverse effect on their systems. In 1998, IMC-Agrico and IMC will be initiating formal communications with all of their significant suppliers and large customers to determine the extent to which PLP is vulnerable to those third parties' failures to remediate their own Year 2000 issues.

CAPITAL RESOURCES AND LIQUIDITY

Liquidity and Operating Cash Flow
---------------------------------
   Net cash provided by operating activities was $103.4 million in 1997, $251.9 million in 1996 and $284.9 million in 1995. The 1995 period benefited from working capital reductions achieved by IMC-Agrico and the sale of receivables (see Note 1, "Summary of Significant Accounting Policies," of Notes to Financial Statements in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail), while 1997 was impacted by lower earnings before asset impairment charges, lower IMC-Agrico cash distributions and higher reclamation expenditures. Excluding the effects of acquisitions in 1997, cash generated from operating working capital decreased primarily due to increased inventory and receivable levels. However, the Company's $215.6 million working capital deficit at December 31, 1997 decreased from positive working capital of $89.1 million at December 31, 1996, primarily due to the refinancing of PLP's previous long-term debt with demand notes from IMC, which are classified as short-term.

   Net cash used in investing activities increased $31.0 million over the prior year, primarily due to increased capital expenditures and the investment in MOXY common stock. Capital expenditures for 1997 were $72.4 million, an increase of $18.8 million over the prior year. See "Capital Spending," for further detail.

   Net cash used in financing activities decreased from $205.5 million in 1996 to $24.7 million in 1997, primarily due to net debt proceeds of $118.1 million in 1997 compared to net debt payments of $131.2 million in 1996, offset by decreased distributions to PLP partners of $102.6 million and $23.3 million paid to FSC in connection with the FTX Merger.

Capital Spending
----------------
   Investing cash flows for 1997 include $35.5 million in total oil and gas exploration and development expenditures, while 1996 included $13.0 million for a Florida phosphate rock reserve acquisition and 1995 included $46.2 million for the Feed Ingredients acquisition. Based on current estimates, capital expenditures for 1998 will approximate $110.0 million. (See "Environmental Matters," in Part I, Items 1 and 2, "Business and Properties," of this Annual Report on Form 10-K for a discussion of environmental capital expenditures which are included in the foregoing estimate.)

Financing
---------
   In connection with the FTX Merger, PLP entered into two separate agreements with IMC (IMC Agreements). One agreement is a variable rate demand note for $200.0 million, while the other agreement is a 8.75 percent demand note for $150.0 million. Interest under the IMC Agreements is payable quarterly.

   Immediately following the FTX Merger, PLP utilized the proceeds from the IMC Agreements (Proceeds) to complete a tender offer for $144.3 million of its outstanding $150.0 million principal amount of its 8.75 percent senior subordinated notes (Senior Subordinated Notes) due 2004. Additionally, utilizing the Proceeds, PLP repaid all outstanding amounts under, and terminated, its then-outstanding revolving credit agreement. As a result of both of these transactions, PLP recorded an extraordinary charge of $14.5 million primarily for the redemption premium incurred and the write-off of previously deferred finance charges.

   In December 1997, IMC-Agrico repaid all outstanding amounts under, and terminated, its then-outstanding revolving credit agreement. IMC-Agrico simultaneously entered into a variable rate demand note payable to IMC (IMC-Agrico Facility) for borrowings up to $125.0 million. In addition, IMC entered into credit facilities with a group of banks which stipulate that IMC and certain of its subsidiaries may borrow up to $350.0 million under a revolving credit facility expiring December 1998 and $650.0 million under a long-term credit facility expiring December 2002, (collectively, IMC Credit Facilities). The IMC Credit Facilities have a letter of credit subfacility for up to $100.0 million. Borrowings under the IMC Credit Facilities are unsecured and bear interest at rates based on LIBOR plus a credit spread. In addition, the IMC Credit Facilities have certain financial ratio and other covenants.

   Under an agreement with a financial institution, IMC-Agrico Receivables Company, L.L.C. (IMC-Agrico L.L.C.), a special purpose limited liability company of which IMC-Agrico is the sole equity owner, may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, subject to limited recourse provisions related to the international receivables, in an amount not to exceed $65.0 million.

   At March 20, 1998, the Company had outstanding $302.2 million under its IMC Agreements, and IMC-Agrico had $97.2 million outstanding under the IMC-Agrico Facility. Additionally, the Company had outstanding $150.0 million of 7.0 percent senior debentures due 2008.

   In January 1998, PLP declared no cash distribution would be payable for the 1997 fourth quarter. PLP's distributable cash is now shared ratably by PLP's public unitholders and its administrative managing general partner, except that the administrative managing general partner will be entitled to receive unpaid cash distributions from previous quarters ($431.3 million unpaid at March 20, 1998) from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all PLP unitholders.

   PLP's future distributions will depend on the distributions received from IMC-Agrico, the cash requirements of its oil and gas exploration activities (see "Oil and Gas," in Part I, Items 1 and 2, "Business and Properties," of this Annual Report on Form 10-K for further detail) net of any cash flows from production or sale of discovered reserves, and the level and methods of financing its capital expenditure needs, including reclamation and growth projects. PLP's share of IMC-Agrico cash distributions totaled $19.8 million for the fourth quarter which reflects the reduction in PLP's share of cash distributions from IMC-Agrico effective July 1, 1997 and, thereafter, from
54.4 percent to 41.5 percent. Future distributions from IMC-Agrico will depend primarily on concentrated phosphate market conditions.

MARKET RISK
   PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

   PLP prepared sensitivity analyses of its derivatives and other financial instruments assuming the following: (i) a one percentage point adverse change in interest rates; and (ii) a ten percent adverse change in the purchase cost of natural gas, all from their levels at December 31, 1997. Holding all other variables constant, the hypothetical adverse changes would not materially affect PLP's financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in PLP's financial structure.

CONTINGENCIES
   In October 1996, IMC-Agrico signed an agreement with CMI for the purchase of real property, Pine Level, containing approximately 100 million tons of phosphate rock reserves. In connection with the purchase IMC-Agrico has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property. Within five years from the date of this agreement, IMC-Agrico is required to provide notice to CMI regarding one of the following: (i) whether they have obtained the permits necessary to commence mining any part of the property, (ii) whether they wish to extend the permitting period for an additional three years or (iii) whether they wish to decline to extend the permitting period. If the permits necessary to commence mining the property have been obtained, IMC-Agrico is obligated to pay CMI an initial royalty payment of $28.9 million. In addition to the initial royalty payment, IMC-Agrico is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained.

ENVIRONMENTAL
    Reference is made to the information set forth in "Environmental Matters," in Part I, Items 1 and 2, "Business and Properties," of this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

                                                  Pag
                                                   e

Report of Independent Auditors                    22

Report of Independent Public Accountants          23

Statement of Operations                           24

Balance Sheet                                     25

Statement of Cash Flow                            26

Statement of Changes in Partners' Capital         27

Notes to Financial Statements                     28

                       REPORT OF INDEPENDENT AUDITORS

TO THE PARTNERS OF PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Phosphate Resource Partners Limited Partnership [formerly Freeport-McMoRan Resource Partners, Limited Partnership] (the Partnership), a Delaware Limited Partnership, as of December 31, 1997, and the related statements of operations, cash flow and changes in partners' capital for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1997 and for the year then ended. These financial statements and schedules are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP
Chicago, Illinois
January 26, 1998

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Phosphate Resource Partners
  Limited Partnership:

We have audited the accompanying balance sheet of Phosphate Resource Partners Limited Partnership, formerly Freeport-McMoRan Resource Partners, Limited Partnership (the Partnership), a Delaware Limited Partnership, as of December 31, 1996 and the related statements of operations, cash flow and changes in partners' capital for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of IMC-Agrico Company (the Joint Venture). The Partnership's share of the Joint Venture constitutes 49 percent of assets as of December 31, 1996 and 82 percent and 80 percent of the Partnership's total revenues for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership's interest in the Joint Venture, is based solely on the reports of the other auditors. In addition, the 1996 pension and other post-employment and post-retirement benefits information reflected in Note 7 has been derived from the audited financial statements of IMC-Agrico MP, Inc. which were audited by other auditors whose report with respect to those financial statements has been furnished to us, and our opinion, insofar as it relates to such information, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and the results of its operations and its cash flow for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

New Orleans, Louisiana,
 January 21, 1997 (except with
 respect to Note 7 as to which
 the date is January 26, 1998)

               PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                           STATEMENT OF OPERATIONS
                                           Years Ended December 31,
                                        ---------------------------
                                         1997        1996        1995
                                      ------      ------     ------
                                   (In thousands, except per unit amounts)

Revenues                             $  842,456    $  957,034    $ 995,112
Cost of sales:
Production and delivery                 622,477       662,373      687,541
Depreciation, depletion and
 amortization                          43,058       36,985      44,830
Sulphur asset impairment charge         384,500             -            -
                                     --------     --------    --------
Total cost of sales                   1,050,035       699,358      732,371
Gain on IMC-Agrico investment                 -       (11,917 )          -
Exploration expenses                     15,817         2,485            -
General and administrative             77,046        55,237       68,116
 expenses                            --------     --------    --------
Total costs and expenses              1,142,898       745,163      800,487
                                     --------     --------    --------
Operating income (loss)                (300,442 )     211,871      194,625
Interest expense                        (35,656 )     (33,709 )    (31,518 )
Other expense, net                       (4,463 )        (861 )     (1,699 )
                                     --------     --------    --------
Earnings (loss) before extraordinary   (340,561 )     177,301      161,408
item
Extraordinary loss on early           (14,474 )           -            -
 retirement of debt                  --------     --------    --------
Earnings (loss)                      $ (355,035 )  $  177,301    $ 161,408
                                     ========     ========    ========

Earnings (loss) per unit                $ (3.43 )       $1.71        $1.56
                                      =======        =====       =====

Average units outstanding               103,466       103,466      103,487
                                      =======      =======     =======

Distributions per publicly held
 unit:
Cash                                     $1.340        $2.435       $2.415
                                       ======       ======      ======

Property                                 $1.214          $  -         $  -
                                       ======       ======      ======

The accompanying Notes to Financial Statements are an integral part of these financial statements.


               PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                                BALANCE SHEET
                                                      December 31,
                                                    1997          1996
                                                --------      --------
                                                   (In thousands)
ASSETS
Current assets:
Cash and cash equivalents                        $   17,439    $   19,395
Accounts receivable:
Customers                                            35,683        43,068
Other                                                11,619        27,530
Inventories:
Products                                             98,925       106,002
Materials and supplies                               27,086        35,156
Prepaid expenses and other                            2,401         4,845
                                                  -------      --------
Total current assets                                193,153       235,996
Property, plant and equipment, net                  432,438       919,237
Other assets                                         39,945        44,545
                                                  -------      --------
Total assets                                     $  665,536    $1,199,778
                                                  =======      ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable and accrued liabilities         $   94,734    $  146,566
Short-term debt and current maturities of long-      14,285           373
term debt                                         -------      --------
Total current liabilities                           109,019       146,939
Long-term debt, less current portion                505,523       403,030
Reclamation and mine shutdown reserves               38,288        96,135
Accrued postretirement benefits and other           181,064       194,026
liabilities
Partners' capital (deficit)                        (168,358 )     359,648
                                                  -------      --------
Total liabilities and partners' capital          $  665,536    $1,199,778
                                                  =======      ========

The accompanying Notes to Financial Statements are an integral part of these financial statements.

               PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                           STATEMENT OF CASH FLOW

                                        Years Ended December 31,
                                    1997        1996       1995
                                    ----        ----       ----
                                               (In thousands)
Cash flow from operating activities:
Earnings (loss)                      $(355,035 ) $177,301   $ 161,408
Adjustments to reconcile earnings
(loss) to net cash provided by
operating activities:
Sulphur asset impairment charge
                                     384,500          -          -
Depreciation, depletion and
amortization                          43,058     36,985     44,830
Gain on IMC-Agrico investment                -    (11,917 )         -
Oil and gas exploration expenses
                                      15,817      2,485          -
Cash distributions from IMC-Agrico
in excess of interest in capital
                                      34,286     49,354     40,835
Reclamation and mine shutdown          (26,568 )  (11,336 )   (10,545 )
expenditures
(Increase) decrease in working
capital, net of effect of
acquisitions:
Accounts receivable                    (14,779 )   13,666     (13,252 )
Inventories                            (16,879 )  (23,405 )     4,471
Prepaid expenses and other               1,152     (1,191 )    (2,413 )
Accounts payable and accrued
liabilities                           (4,360 )    2,696     39,630
Other                                   42,174     17,295      19,980
                                     -------    -------    -------
Net cash provided by operating         103,366    251,933     284,944
activities                           -------    -------    -------

Cash flow from investing activities:
Capital expenditures                   (72,383 )  (53,580 )   (39,485 )
Mallinckrodt purchase                        -          -     (46,200 )
Other                                   (8,218 )    4,000       1,906
                                     -------    -------    -------
Net cash used in investing             (80,601 )  (49,580 )   (83,779 )
activities                           -------    -------    -------

Cash flow from financing activities:
Distributions to partners             (119,556 )  (222,11 )   (202,54 )
                                                      9          1
Proceeds from debt                     560,528    255,268     648,343
Repayment of debt                     (442,400 )  (386,44 )   (632,25 )
                                                      6          7
Cash transferred to FSC                (23,293 )        -           -
Purchase of Partnership units                -          -      (2,061 )
Proceeds from sale of notes                  -    147,831           -
                                     -------    -------    -------
Net cash used in financing             (24,721 )  (205,46 )   (188,51 )
activities                           -------          6          6
                                                -------    -------
Net increase (decrease) in cash and     (1,956 )   (3,113 )    12,649
cash equivalents
Cash and cash equivalents at            19,395     22,508       9,859
beginning of year                    -------    -------    -------
Cash and cash equivalents at end of  $  17,439   $ 19,395   $  22,508
year                                 =======    =======    =======

Interest paid                        $  38,795   $ 28,256   $  28,997
                                     =======    =======    =======

The accompanying Notes to Financial Statements are an integral part of these financial statements.

               PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                         Units Outstanding          Partners' Capital
                   ------------------------   ------------------------
                      General  Limited  Total      General    Limited  Total
                   -------   -------  -----   -------   -------  -----
                                          (In thousands)

Balance at January
1, 1995            53,205    50,398   103,603  $229,892  $217,768  $ 447,660
Earnings                 -         -         -    83,014    78,394    161,408
Partnership
distributions           -         -         -   (81,102 )(121,439 ) (202,541 )
Purchase of
Partnership units
                        -      (137 )    (137 )    (764 )  (1,297 )   (2,061 )
FTX purchase of
Partnership units
                      117      (117 )       -       443      (443 )        -
Reallocation caused
by dis-
proportionate           -         -         -   (23,038 )  23,038          -
distributions      ------    ------    ------    ------    ------     ------
Balance at December
31, 1995
                   53,322    50,144   103,466   208,445   196,021    404,466
Earnings                 -         -         -    91,455    85,846    177,301
Partnership
distributions           -         -         -  (100,125 )(121,994 )( 222,119 )
FTX purchase of
Partnership units
                       63       (63 )       -       224      (224 )        -
Reallocation caused
by dis-
proportionate           -         -         -   (14,432 )  14,432          -
distributions       -----     -----     -----     -----     -----      -----
Balance at
December 31, 1996
                   53,385    50,081   103,466   185,567   174,081    359,648
Loss
                        -         -         -  (183,187 )(171,848 )( 355,035 )
Partnership
distributions           -         -         -  ( 52,448 )( 67,108 )( 119,556 )
Distribution of FSC
shares                  -         -         -  ( 30,142 )( 28,277 )(  58,419 )
Other                                              2,582     2,422      5,004
Reallocation
caused by dis-
proportionate           -         -         -    (9,239 )   9,239          -
distributions       -----     -----     -----     -----     -----      -----
Balance at December
31, 1997           53,385    50,081   103,466  $(86,867 )$(81,491 )$(168,358 )
                    =====     =====     =====     =====     =====      =====

The accompanying Notes to Financial Statements are an integral part of these financial statements.

               PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Ownership. The financial statements of Phosphate Resource Partners Limited Partnership (PLP or Company), formerly Freeport-McMoRan Resource Partners, Limited Partnership, a Delaware limited partnership, include all majority-owned subsidiaries. Investments in less than 20 percent-owned affiliates are reflected using the cost method. Investments in joint ventures and partnerships, including IMC-Agrico Company (IMC-Agrico) and the McMoRan Oil & Gas Co. (MOXY) Exploration Program (MOXY Exploration Program) (see Note 3, "IMC-Agrico and MOXY," for further detail), are reflected using the proportionate consolidation method in accordance with standard industry practice. The MOXY Exploration Program is proportionately consolidated at a rate of 56.4 percent of the exploration costs and 47.0 percent of the profits derived from oil and gas producing properties. The activities of IMC-Agrico include the mining and sale of phosphate rock, and the production, distribution and sale of concentrated phosphates, animal feed ingredients, uranium oxide and related products. Through its joint venture with IMC-Agrico, PLP operates in a single reportable industry segment at December 31, 1997. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents. IMC-Agrico's cash and cash equivalents are not available to PLP until a distribution is paid by IMC-Agrico (see Note 3, "IMC-Agrico and MOXY," for further detail).

Concentration of Credit Risk. Domestically, IMC-Agrico sells it products to crop nutrient manufacturers, distributors and retailers primarily in the midwestern and southeastern United States. Internationally, IMC-Agrico's products are sold primarily through a United States export association. In 1997, sales of phosphate crop nutrients to China accounted for approximately
25.0 percent of IMC-Agrico's net sales. No single customer or group of affiliated customers accounted for more than ten percent of IMC-Agrico's net sales.

Accounts Receivable.   Under an agreement with a financial institution,
IMC-Agrico Receivables Company, L.L.C. a special purpose limited liability company of which IMC-Agrico is the sole equity owner, may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $65.0 million. Accounts receivable at December 31, 1997 and 1996 were net of $25.5 million and $23.9 million of receivables sold, respectively.

Inventories. Inventories are valued at the lower of cost or market (net realizable value). Cost for substantially all inventories is determined on a cumulative annual-average cost basis.

Property, Plant and Equipment. Property (including mineral deposits), plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized; maintenance and repair expenditures, except for repair and maintenance overhauls (Turnarounds), are charged to operations when incurred. Expenditures for Turnarounds are deferred when incurred and amortized into cost of goods sold on a straight-line basis, generally over an 18-month period. Turnarounds are large-scale maintenance projects that are performed regularly, usually every 18 to 24 months, on average. Turnarounds are necessary to maintain the operating capacity and efficiency rates of the production plants. The deferred portion of the Turnaround expenditures is classified in other assets in the Balance Sheet.

    PLP follows the successful efforts method of accounting for its oil and gas exploration and development activities. Costs of exploratory wells are capitalized pending determination of whether the wells find proved reserves. Cost of leases, productive exploratory wells and development activities are also capitalized. Other exploration costs are expensed. Depreciation and amortization is determined on a field-by-field basis using the unit-of-production method. Gains or losses are included in earnings when properties are sold.

    Depreciation and depletion expenses for mining operations, including mineral interests, are determined using the unit-of-production method based on estimates of recoverable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 45 years; machinery and equipment, three to 25 years; and leasehold improvements, over the lesser of the remaining useful life of the asset or the remaining term of the lease.

    In 1995, PLP adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires an assessment of the carrying value of long-lived assets and a reduction of such carrying value to fair value when events or changes in circumstances indicate that the carrying amount may not be recoverable. PLP adopted SFAS No. 121 effective January 1, 1995. As a result of a review of its sulphur assets at September 30, 1997, PLP concluded that the carrying value of its Main Pass sulphur mine assets exceeded the undiscounted estimated future net cash flows, such that an impairment writedown of $375.5 million was required. A similar analysis of the Culberson, Texas sulphur mine assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated an impairment writedown of $9.0 million was required. Fair values were determined using discounted estimated future cash flows related to these assets and the writedowns are included in cost of sales in the Statement of Operations.

Environmental Remediation and Compliance. PLP's activities include the mining of phosphate and the manufacturing of crop nutrients. These operations are subject to extensive federal, state and local environmental regulations in the United States, including laws related to air and water quality; management of hazardous and solid wastes; management and handling of raw materials and products; and the restoration of lands disturbed by mining and production activities. Expenditures that relate to an existing condition caused by past operations of PLP or prior land owners, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded for identified sites when: (i) litigation has commenced or (ii) a claim or assessment has been asserted or is probable and the likelihood of an unfavorable outcome is probable.

    In 1997, PLP adopted Statement of Position 96-1, "Environmental Remediation Liabilities," promulgated by the American Institute of Certified Public Accountants, which provides guidance for the accrual of environmental remediation costs. Adoption of this statement did not have a material adverse effect on PLP's financial statements.

Income Taxes. PLP is not a taxable entity; therefore, no income taxes are reported in its financial statements.

Recently Issued Accounting Standards. In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement will be effective for the Company's year ending December 31, 1998 and requires restatement of prior periods. Adoption of this statement is not expected to significantly alter the Company's financial statement presentation.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. This statement will be effective for the Company's year ending December 31, 1998. Adoption of this statement will result in additional disclosures.

2.  FREEPORT-MCMORAN INC. MERGER
In December 1997, Freeport-McMoRan Inc. (FTX), the administrative managing general partner and owner of a 51.6 percent interest in PLP, merged into IMC Global Inc. (IMC), PLP's joint venture partner in IMC-Agrico (FTX Merger). The FTX Merger resulted in the dissolution of FTX and IMC becoming the administrative managing general partner of PLP. In connection with the FTX Merger, PLP's sulphur business and certain oil and gas operations, including its 58.3 percent interest in the Main Pass 299 sulphur and oil property (Main
Pass), together with IMC's 25.0 percent interest in Main Pass, were transferred to Freeport-McMoRan Sulphur Inc. (FSC), a newly formed public entity whose common stock was distributed pro rata to PLP's unitholders, including FTX. FTX in turn distributed FSC shares received to its shareholders. Except where otherwise noted, the accounting policies described above and in the following notes relate to PLP's ongoing operations, consisting principally of its (i) interest in IMC-Agrico and (ii) oil and gas exploration activities.

3.  IMC-AGRICO AND MOXY
IMC-Agrico. In January 1996, PLP and IMC entered into certain amendments to the Partnership Agreement. Effective March 1, 1996, there was a shift of
0.85 percent cash interest in IMC-Agrico from IMC to PLP. Effective July 1, 1997, PLP's share of cash distributions decreased to approximately 41.5 percent. IMC-Agrico's assets are not available to PLP until distributions are paid by IMC-Agrico.

MOXY.  At December 31, 1997 FRP owned 3.85 million shares, or approximately
9.0 percent, of the outstanding common shares of MOXY. PLP acquired these shares as part of a recapitalization plan whereby MOXY raised net proceeds of $92.2 million in a November 1997 equity offering. The MOXY common stock was acquired by PLP for $13.5 million at the same price as existing MOXY shareholders. Proceeds from this offering were used to fund the purchase from PLP of two producing oil and gas fields and MOXY's program debt due a third party under a previous oil and gas exploration program for $44.5 million, after adjustments for post-closing revenues and expenses. No gain or loss was recognized on this sale, as PLP had purchased these assets for an equivalent amount, together with an inventory of eight exploration prospects in the offshore Gulf of Mexico (Gulf) for $5.0 million, from the third party in August 1997. MOXY will use the remaining proceeds to fund its share of an aggregate $210.0 million, multi-year oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf and onshore in the Gulf Coast area with PLP. PLP and MOXY contributed their interests in the previous program's exploration properties and their joint interests in certain other properties to the MOXY Exploration Program. Under this program most exploration expenditures will be shared 56.4 percent by PLP, 37.6 percent by MOXY and 6.0 percent by an individual investor, with all other costs and revenues shared 47.0 percent by PLP, 48.0 percent by MOXY and 5.0 percent by the individual investor.

4.  PROPERTY, PLANT AND EQUIPMENT
PLP's investment in property, plant and equipment at December 31 is summarized as follows (in millions):

                                1997       1996
                                ----       ----
Land                          $   27.3   $     26.0
Mineral properties and rights    188.5        373.9
Buildings                         74.8        690.7
Machinery and equipment          709.6        778.1
Construction in progress          24.5          9.0
                                ------     ------
                               1,024.7      1,877.7
Accumulated depreciation,       (592.3 )     (958.5 )
depletion and amortization      ------     ------
Net property, plant and       $  432.4   $    919.2
equipment                       ======     ======

    The decline in net property, plant and equipment is primarily related to
(i) the sulphur impairment charge (see Note 1, "Summary of Significant Accounting Policies," for further detail) and (ii) the spin-off of FSC (see
Note 2, "Freeport-McMoRan Inc. Merger," and Note 5, "Distributions," for further detail). At December 31, 1997, idle facilities of IMC-Agrico included three phosphate rock mines, one concentrated phosphate mine and two uranium oxide extraction and processing facilities. The net book value of these facilities totaled $11.1 million. In the opinion of management, the net book value of IMC-Agrico's idle facilities is not in excess of net realizable value.

5.  DISTRIBUTIONS
Cash Distributions. In January 1998, PLP announced that it would not make a cash distribution for the quarter ended December 31, 1997. PLP's distributable cash is now shared ratably by PLP's public unitholders and its administrative managing general partner, except that the administrative managing general partner will be entitled to receive unpaid cash distributions from previous quarters ($431.3 million unpaid at March 20, 1998) from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all PLP unitholders.

Freeport-McMoRan Sulphur Inc. As discussed previously, in December 1997 PLP distributed common shares of its newly formed, wholly owned subsidiary, FSC, to PLP's unitholders. The net assets transferred to FSC, excluding IMC's
25.0 percent interest in Main Pass which had a carrying value of $19.1 million, at PLP's historical cost are detailed below (in millions):

Cash and cash equivalents                      $  23.3
Accounts receivable                               34.5
Inventories                                       31.9
Property, plant and equipment, net               110.5
Other assets                                      18.2
Current liabilities                              (35.5 )
Reclamation and mine shutdown reserves           (63.2 )
Accrued pension and non-current liabilities      (61.3 )
                                                -----
                                               $  58.4
                                                =====

6.   FINANCING ARRANGEMENTS

                                                 December 31,
                                              ----------------
                                                 1997      1996
                                              -------  ------
                                                 (In millions)
Notes payable to IMC                            $300.1    $   -
Revolving credit agreement, average rate 6.3%
in 1997 and 6.4% in 1996                         -        50.0
7.0% Senior Debentures due 2008                  150.0      150.0
8.75% Senior Subordinated Notes due 2004           5.7      150.0
IMC-Agrico debt                                   50.1       53.4
                                               -----     -----
                                                 505.9      403.4
Less current maturities                            0.4        0.4
                                               -----     -----
                                                $505.5    $ 403.0
                                               =====     =====

   Short-term borrowings were $13.9 million as of December 31, 1997, which primarily consisted of the portion of the sale of receivables classified as short-term debt as of December 31, 1997, as required by SFAS No. 125.

   The weighted average interest rate on short-term borrowings was 5.9 percent.

   In connection with the FTX Merger, PLP entered into two separate agreements with IMC (IMC Agreements). One agreement is a variable rate demand note for up to $200.0 million, while the other agreement is a 8.75 percent demand note for up to $150.0 million. Interest under the IMC Agreements is payable quarterly. On December 31, 1997, approximately $300.1 million, in the aggregate, was outstanding under the IMC Agreements. These balances have been included in long-term debt on the Balance Sheet.

   Immediately following the FTX Merger, PLP utilized the proceeds from the IMC Agreements (Proceeds) to complete a tender offer for $144.3 million of its outstanding $150.0 million principal amount of its 8.75 percent senior subordinated notes (Senior Subordinated Notes) due 2004. Additionally, utilizing the Proceeds , PLP repaid all outstanding amounts under, and terminated, its then-outstanding revolving credit agreement (Credit Agreement). As a result of both of these transactions, PLP recorded an extraordinary charge of $14.5 million primarily for the redemption premium incurred and the write-off of previously deferred finance charges.

   In December 1997, IMC-Agrico repaid all outstanding amounts under, and terminated, its then-outstanding revolving credit agreement. IMC-Agrico simultaneously entered into a variable rate demand note payable to IMC (IMC-Agrico Facility) for borrowings up to $125.0 million. On December 31, 1997, $92.9 million was outstanding under the IMC-Agrico Facility. In addition, IMC entered into credit facilities with a group of banks which stipulate that IMC and certain of its subsidiaries may borrow up to $350.0 million under a revolving credit facility expiring December 1998 and $650.0 million under a long-term credit facility expiring December 2002, (collectively, IMC Credit Facilities). The IMC Credit Facilities have a letter of credit subfacility for up to $100.0 million. Borrowings under the IMC Credit Facilities are unsecured and bear interest at rates based on LIBOR. In addition, the IMC Credit Facilities have certain financial ratio and other covenants.

   On December 31, 1997, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the Balance Sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to PLP for debt instruments with similar terms and remaining maturities.

   Scheduled maturities of long-term debt for each of the five succeeding years based on the amounts and terms outstanding at December 31, 1997, excluding amounts outstanding under the IMC Agreements and IMC-Agrico Facility, are $0.4 million in 1998, $0.5 million in 1999, none in 2000 through 2001 and $166.9 million due in 2002 and thereafter.

7. PENSION AND OTHER EMPLOYEE BENEFITS
Management Services Agreement. Prior to the FTX Merger, FTX furnished certain management and administrative services to PLP under a management services agreement. These costs, which included related overhead, totaled $10.5 million in 1997, $10.0 million in 1996 and $38.9 million in 1995 (including $15.3 million for stock appreciation rights costs resulting from the rise in FTX's common stock price during the year). In 1996, FM Services Company (FMS), an entity previously affiliated with FTX, began providing certain services that were previously provided by FTX on a similar cost-reimbursement basis, totaling $17.5 million in 1997 and $16.8 million in 1996. IMC and FMS have agreed for certain such services to continue to be provided to PLP on a cost reimbursement basis. PLP has no employees.

Pensions. Substantially all individuals who perform services for IMC-Agrico are employed by IMC-Agrico MP, Inc. (MP Co.). This includes former employees of each Partner who were transferred to MP Co. when IMC-Agrico was formed.
As a result, on July 1, 1993, MP Co. established non-contributory pension plans that cover substantially all of its employees who perform services for IMC-Agrico. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974. The expense related to such plans is charged by MP Co. to IMC-Agrico. Employees in the United States and Canada whose pension benefits exceeded Internal Revenue Code limitations are covered by supplementary non-qualified, unfunded pension plans.

   The components of PLP's net pension expense related to the MP Co. plans for the years ended December 31, computed actuarially, were as follows:

                                                  1997      1996    1995
                                                  ----      ----    ----
                                                       (In millions)
Service cost for benefits earned during the year  $  2.6  $  2.1  $  1.7
Interest cost on projected benefit obligation        1.4     1.0     0.7
Return on plan assets                               (1.7 )  (0.5 )  (0.3 )
Net amortization and deferral                        1.8     0.6     0.5
Net curtailment loss                                 2.1       -       -
                                                    ----    ----    ----
Total pension expense                             $  6.2  $  3.2  $  2.6
                                                    ====    ====    ====

   During 1997, MP Co. employees and certain IMC employees who provide services to IMC-Agrico and PLP, were given the option to remain in the current pension plan or transfer to a newly created defined contribution plan, effective January 1, 1998. As a result, under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," PLP recognized a $4.4 million curtailment loss for the year ended December 31, 1997.

   In certain of these plans, the plan assets, (which consist of shares of a short-intermediate bond fund and a mutual fund) exceed the accumulated benefit obligations (overfunded plans) and the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans). The funded status, based on an October 1 measurement date, of the MP Co.'s pension plans and amounts recognized in PLP's balance sheets as of December 31 were as follows:

                                 Overfunded Plans  Underfunded Plans
                                 ----------------  -----------------
                                    1997    1996    1997     1996
                                    ----    ----    ----     ----
                                            (In millions)
Plans' assets at fair value        $ 3.6   $ 2.8    $ 9.4   $ 4.5
Actuarial present value of projected
benefit obligations:
Vested benefits                      2.1     1.3     20.9     5.8
Nonvested benefits                   0.7     0.5      2.8     1.6
                                    ----    ----     ----    ----
Accumulated benefit obligations      2.8     1.8     23.7     7.4
Projected future salary increases    5.5     5.4      5.5     4.3
                                    ----    ----     ----    ----
Total projected benefit              8.3     7.2     29.2    11.7
obligations                         ----    ----     ----    ----

Plans' assets less than projected    4.7     4.4     19.8     7.2
  benefit obligations
Items not yet recognized in
earnings:
Unrecognized prior service cost     (0.5 )  (1.4 )   (3.0 )  (3.1 )
Unrecognized net gain (loss)        (1.9 )  (2.3 )   (1.7 )  (1.7 )
Additional minimum liability           -       -      2.4     1.9
Fourth quarter contributions           -    (0.2 )   (0.2 )  (0.3 )
                                    ----    ----     ----    ----
Accrued pension liability          $ 2.3   $ 0.5    $17.3   $ 4.0
                                    ====    ====     ====    ====

     The increase in the accrued pension liability as of December 31, 1997 is primarily the result of the additional retirement benefits.

                                                 1997      1996      1995
Discount rate                                    7.5%     7.5%    8.2%
Long-term rate of return on assets               8.5%     8.5%    8.5%
Rate of  increase in compensation levels         5.0%     5.0%    5.0%

   MP Co. also has defined contribution pension and investment plans (Plans) for certain of its employees. Under each of the Plans, participants are permitted to defer a portion of their compensation whereas MP Co. contributions to the Plans are based on a percentage of wages earned by the eligible employees. The expense related to such Plans is charged by MP Co. to IMC-Agrico. PLP's expense for such Plans totaled $1.6 million, $1.5 million and $2.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

   In addition, certain IMC employees also provide services to IMC-Agrico and PLP. Such employees are covered by pension plans sponsored by IMC. The cost of providing such services as well as the related pension expense is charged to MP Co. and, in turn, to IMC-Agrico. PLP's share of pension expense for such employees totaled $4.3 million ($2.0 million in 1996 and 1995), of which $2.3 million represents curtailment loss, for the year ended December 31, 1997.

   Prior to the FTX Merger, certain FTX and FMS employees providing services to PLP were covered by pension plans sponsored by FTX and FMS. IMC assumed the FTX plans upon consummation of the FTX Merger. The accumulated benefits and plan assets were not separately determined. The amounts allocable to PLP under these plans were not material and are included in the management services agreement costs disclosed above.

Other Postretirement Benefits. Prior to the FTX Merger, FTX and FMS provided certain health care and life insurance benefits for retired employees. The related expense allocated from FTX totaled $4.3 million in 1997 (including $0.7 million for service cost and $3.6 million in interest for prior period services), $4.5 million in 1996 (including $1.2 million for service cost and $5.8 million in interest for prior period services, partially offset by net amortization and deferral of $2.5 million) and $8.9 million in 1995 (including $1.2 million for service cost and $7.7 million in interest for prior period services). PLP's share of the FMS plan was not significant for 1997, 1996 or 1995.

    MP Co. provides certain health care benefit plans for retired employees. Certain plans are contributory and certain plans are non-contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees are not vested and such benefits are subject to change. The expense related to such plans is charged by MP Co. to IMC-Agrico and PLP's share totaled $0.9 million in 1997, $0.7 million in 1996 and $0.5 million in 1995.

    For those employees who provide services to IMC-Agrico but were included in health care benefit plans of IMC, the cost of providing such benefits is charged by IMC to MP Co., and in turn, to IMC-Agrico. Postretirement benefits other than pensions (OPEBS) expense for such employees was insignificant for the years ended December 31, 1997 and 1996.

    The components of the PLP's OPEBS liability, including PLP's share of the MP Co. OPEBS liability, at December 31 were as follows (in millions):

                                             1997     1996
                                         ------   ------
Retirees                                   $ 114.5    $  67.9
Fully eligible                                   -        2.3
Not fully eligible                             7.0       11.0
                                            -----    -----
Total                                        121.5       81.2
                                            -----    -----
Items not yet recognized in earnings:
Unrecognized prior service cost                0.7        1.4
Unrecognized net (loss) gain                  (1.2 )     35.6
                                            -----    -----
Accrued postretirement benefits liability  $ 121.0    $ 118.2
                                            =====    =====

    The primary reason for the change in the components of the accrued postretirement benefits liability as of December 31, 1997 is the result of the required accounting in accordance with AICPA Accounting Principles Board Opinion No. 16, "Business Combinations," and FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," necessitated by the FTX Merger.

    If the health care trend rate assumptions were increased by one percent, the accumulated postretirement benefit obligation would increase by 7.5 percent as of December 31, 1997. This would have the effect of a 6.4 percent increase on OPEBS expense in 1997.

    MP Co. also provides benefits such as workers' compensation and disability to certain former or inactive employees after employment but before retirement. The plans are unfunded. Employees are not vested and the plan benefits are subject to change.

8.  COMMITMENTS AND CONTINGENCIES
IMC purchases sulphur, natural gas and ammonia from third parties under contracts extending in some cases, for multiple years. Purchases under these contracts are generally at prevailing market prices. These contracts generally range from one to four years. IMC also purchases its sulphur requirements from FSC under an agreement which extends over the life of the joint venture. Since the term of the sulphur purchase commitment is indeterminable, the dollar value of such commitments has been excluded from the schedule below after the year 2002.

    IMC-Agrico leases various types of properties, including buildings and structures, railcars and various types of equipment through operating leases. Lease terms generally range from three to five years, although some have longer terms.

    Summarized below is a schedule of IMC-Agrico's future minimum long-term purchase commitments and lease payments under non-cancelable operating leases as of December 31, 1997:

                             Purchase           Lease
                            Commitments       Commitments
                            -----------       -----------
            1998               $   314.0          $    15.9
            1999                   262.7               16.0
            2000                   153.0               16.0
            2001                   148.9               16.1

            2002                   148.9               12.7
            Subsequent years                           16.0
                               -------          -------
                               $ 1,027.5          $    92.7
                               =======          =======

    IMC-Agrico's rental expense under non-cancelable operating leases for 1997, 1996 and 1995 amounted $22.8 million, $20.3 million and $16.8 million, respectively.

    IMC-Agrico also sells phosphate rock and concentrated phosphates to customers and IMC under contracts extending in some cases for multiple years. Sales under these contracts, except for certain phosphate rock sales which are at prices based on IMC-Agrico's cost of production, are generally at prevailing market prices.

Property Reserves.   In October 1996, IMC-Agrico signed an agreement with
Consolidated Minerals, Inc. (CMI) for the purchase of real property (CMI Agreement) containing approximately 100 million tons of phosphate rock reserves. In connection with the purchase, IMC-Agrico has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

    Within five years from the date of the CMI Agreement, IMC-Agrico is required to provide notice to CMI regarding one of the following: (i) whether they have obtained the permits necessary to commence mining any part of the property, (ii) whether they wish to extend the permitting period for an additional three years or (iii) whether they wish to decline to extend the permitting period. If the permits necessary to commence mining the property are obtained, IMC-Agrico is obligated to pay CMI an Initial Royalty (as defined in the CMI Agreement) of $28.9 million. In addition to the Initial Royalty payment, IMC-Agrico is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent permits are obtained.

Environmental. The historical use and handling of regulated substances and crop nutrient products in the normal course of the Company's business has resulted in contamination at facilities presently or previously owned or operated by the Company. The Company has also purchased facilities that were contaminated by previous owners through their use and handling of regulated substances. Spills or other unintended releases of regulated substances have occurred in the past, and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup efforts. The Company cannot estimate the level of expenditures that may be required in the future to clean up contamination from the handling of regulated substances or crop nutrients.

    At some locations, the Company has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations (which currently are in progress) to determine whether remedial action may be required to address contamination. The cost of any remedial actions that ultimately may be required at these sites currently cannot be determined.

    PLP has a third party indemnification for environmental remediation costs on certain identified sites and the third party has assumed management of remedial activities and all future expenditures for the indemnified sites. Based on PLP's review of the potential liabilities and the third party's financial condition, PLP concluded that it is remote that PLP would have any future liability at the indemnified sites. PLP believes its exposure on other sites for which notification has been received will not exceed amounts accrued and expects that any costs would be incurred over a period of years. The costs associated with those sites for which notifications have not been received are uncertain and cannot be estimated at present. However, PLP believes that these costs, should they be incurred, will not have a material adverse effect on its operations or financial position.

MOXY Exploration Funding. See Note 3, "IMC-Agrico and MOXY," for detail related to the MOXY Exploration Program funding requirements.

9.   ACQUISITIONS
In 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. PLP funded its portion of the purchase price with borrowings under its Credit Agreement. The purchase price allocation follows (in millions):

Current assets                   $19.5
Property, plant and equipment     35.3
Current liabilities               (8.6 )
                                ----
Net cash investment              $46.2
                                ====

     In 1995, PLP acquired essentially all of the domestic assets of Pennzoil Company's sulphur division, including the Culberson sulphur mine in west Texas. Under the terms of the purchase, Pennzoil received quarterly payments from PLP totaling $2.1 million in 1997, $2.0 million in 1996 and $5.2 million in 1995. The purchase price allocation follows (in millions):

Current assets                   $    5.6
Property, plant and equipment        48.9
Current liabilities                  (7.5 )
Reclamation and mine shutdown       (15.2 )
reserves
Accrued long-term liabilities       (31.8 )
                                  -----
Net cash investment              $      -
                                  =====


     Accrued long-term liabilities included the estimated future installment payments based on the prevailing sulphur price at the time of acquisition. In connection with the FTX Merger, these net assets were transferred to, and the terms of the purchase agreement with Pennzoil were assumed, by FSC. See
Note 2, "Freeport-McMoRan Inc. Merger," for further detail.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (In millions, except per unit amounts)

<CAPTION

                                         Quarter
                            -----------------------------------
                            First(a)  Second Third(b)  Fourth(c) Year(d)
--------------------------------------------------------------------------
1997
Revenues                 $ 211.8   $ 228.8   $ 196.3   $ 205.6   $ 842.5
Operating income (loss)     38.1      39.6    (357.6 )   (20.5 )  (300.4 )
Earnings (loss)             29.2      30.6    (366.6 )   (48.2 )  (355.0 )
Earnings (loss) per unit    0.28      0.30     (3.54 )   (0.47 )   (3.43 )

--------------------------------------------------------------------------

1996
Revenues                 $ 256.7   $ 242.7   $ 222.5   $ 235.1   $ 957.0
Operating income (loss)     71.5      47.9      46.4      46.1     211.9
Earnings (loss)             62.7      39.5      37.9      37.2     177.3
Earnings (loss) per unit    0.61      0.38      0.37      0.36      1.71

a. Includes a gain of $11.9 million ($0.12 per unit) in 1996 resulting from the increase in PLP's ownership of IMC-Agrico and a $3.0 million charge ($0.03 per unit) in 1996 for asset valuations at IMC-Agrico.
b. Includes a $384.5 million charge ($3.72 per unit) in 1997 for an impairment assessment of sulphur assets.
c. Includes charges in 1997 totaling $22.6 million ($0.22 per unit) related to the FTX Merger, and an extraordinary charge of $14.5 million ($0.14 per unit) primarily for redemption premiums associated with the early retirement of debt.
d. Due to weighted average unit differences, when stated on a quarter and year-to-date basis, the earnings (loss) per unit for the years ended December 31, 1997 and 1996 do not equal the sum of the respective earnings (loss) per unit for the four quarters then ended.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     As of December 22, 1997 PLP filed a Current Report on Form 8-K reporting events under items 1 and 4 thereof, and subsequently on February 5, 1998, PLP filed an amendment on Form 8-K/A. The event reported under item 1 addressed the change in control of PLP following the merger of FTX, 51.6 percent owner and administrative managing general partner of PLP, with IMC as the surviving entity. As a result, IMC assumed 51.6 percent ownership and became administrative managing general partner of PLP under the limited partnership agreement of PLP.

      The event reported under item 4 addressed the change in PLP's independent public accountants. As a result of the FTX Merger, Arthur Andersen LLP was replaced as the principal independent auditor of PLP by Ernst & Young LLP effective December 22, 1997. The report of Arthur Andersen LLP on the financial statements of PLP for the past two years, which expressed reliance on certain audit work performed by Ernst & Young LLP relative to PLP's joint venture interest in IMC-Agrico, did not contain an adverse opinion or a disclaimer of an opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During PLP's two most recent fiscal years and the interim period ended December 22, 1997, (i), there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure and (ii) there were no "reportable events" (as defined in Rule 304(a) (1) (v) of Regulation S-K).

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

      As a limited partnership PLP has no directors. IMC, as the managing general partner of PLP, performs comparable functions for PLP. PLP does not employ any executive officers; however, certain management functions are provided to PLP by IMC, as administrative managing general partner. These functions are provided by executive officers and other employees of IMC.

Section 16(a) Beneficial Ownership Reporting Compliance

      Because IMC is the administrative managing general partner of PLP, certain officers of IMC who perform policy-making functions for PLP are subject to the reporting requirements of Section 16 of the Exchange Act of 1934, as amended. Initial Statements of Beneficial Ownership on Form 3 were not timely filed for Messrs. Lynn F. White and Marschall I. Smith (Messrs. White and Smith did not hold any units of PLP at the time the Form 3s were required to have been filed.)

Item 11.  Executive Compensation.

     PLP  does  not  employ  any executive officers and no  compensation  was provided  by  PLP  to  any  executive officer for services  rendered  in  any
capacity  in  1997.   Prior  to the FTX Merger,  the  services  of  executive
officers of PLP were provided to PLP by FTX as provided in the PLP partnership agreement, for which PLP reimbursed FTX at its cost, including allocated overhead. Subsequent to the FTX Merger, IMC provides services to PLP as provided in the PLP partnership agreement, for which PLP reimburses IMC at its cost, including allocated overhead. Certain services provided by IMC, as administrative managing general partner, on behalf of PLP are provided by executive officers and other employees of IMC. In accordance with the PLP partnership agreement, IMC is reimbursed on a monthly basis for expenses incurred on behalf of PLP. Reference is made to the information set forth in Part I, Items 1 and 2, "Business and Properties - Relationship between the Company and IMC," of this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table contains certain information concerning the beneficial ownership of PLP units as of December 31, 1997 by each person known by PLP to be the beneficial owner of more than five percent of any class of PLP equity security, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission (SEC) and based on information furnished to PLP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.

                                              Number of
                                              PLP Units        Percent
                                             Beneficially         of
Name and Address of Beneficial Owner            Owned            Class
------------------------------------         ------------      ---------
IMC Global Inc.
2100 Sanders Road
Northbrook, Illinois  60062-6146             53,385,133(1)       51.6%

Vanguard/Windsor Fund, Inc.
Post Office Box 2600
Valley Forge, Pennsylvania 19482-2600        8,973,200(2)        8.7%

Wellington Management Company, LLP
75 State Street
Boston, Massachusetts  02109                 8,973,200(3)        8.7%

(1)  Consists   of  198,234  PLP  Depositary  Units,  52,149,916   PLP   Unit
     Equivalents and 1,036,983 of partnership interests.

(2) Based on the Schedule 13G dated February 13, 1998 that Vanguard/Windsor Fund, Inc. filed with the SEC. Vanguard/Windsor Fund, Inc. has sole voting power and shared investment power as to all 8,973,200 units, consisting solely of PLP Depositary Units.

(3)  Based  on  the  Schedule  13G dated February 11,  1998  that  Wellington
     Management Company, LLP filed with the SEC. Wellington Management Company, LLP has shared investment power only as to all 8,973,200 units.



Item 13.  Certain Relationships and Related Transactions.

     Reference is made to the information set forth in Part I, Items 1 and 2, "Business and Properties - Relationship between the Company and IMC," and to the information set forth in Item 11, "Executive Compensation," of this Annual Report on Form 10-K.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a)(1).   Financial Statements.
          --------------------
   Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(2).   Financial Statement Schedules.
          -----------------------------
  Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).   Exhibits.
          --------
  Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b).           Reports on Form 8-K.
          --------------------

   During the fourth quarter and through the date of this filing, the following reports were filed:

    A report under Items 1 and 4 Dated December 22, 1997
    An amended report under Item 1 Dated February 5, 1998

                            SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                              PHOSPHATE RESOURCE PARTNERS
                                LIMITED PARTNERSHIP

                              By: IMC GLOBAL INC.,
                                  Its Administrative Managing
                                  General Partner

                              By: /s/Robert E. Fowler, Jr.
                                  -------------------------------------
                                  Robert E. Fowler, Jr.
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1998.

      Signature                     Title                        Date
-------------------------------------------------------------------------
/s/ Robert E. Fowler, Jr.  Chief Executive Officer           March 31, 1998
-------------------------  (principal executive officer),
Robert E. Fowler, Jr.      President (principal operating
                           officer) and Director of IMC
                           Global Inc.

/s/ J. Bradford James      Senior Vice President and         March 31, 1998
-------------------------  Chief Financial Officer of
J. Bradford James          IMC Global Inc.(principal
                           financial officer)

/s/ Anne M. Scavone        Vice President and Controller     March 31, 1998
-------------------------  of IMC Global Inc. (principal
Anne M. Scavone            accounting officer)

/s/ Wendell F. Bueche      Director and Chairman of the      March 31, 1998
-------------------------  Board of IMC Global Inc.
Wendell F. Bueche

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Raymond F. Bentele

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Robert W. Bruce III

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Rod F. Dammeyer

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
James M. Davidson

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Rene L. Latiolais

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Harold H. MacKay

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
David B. Mathis

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Donald F. Mazankowski

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
James R. Moffett

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Thomas H. Roberts, Jr.

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Joseph P. Sullivan

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Richard L. Thomas

        *                  Director of IMC Global Inc.       March 31, 1998
-------------------------
Billie B. Turner


*  By: /s/ Marschall I. Smith
       ----------------------------
       Marschall I. Smith
       Attorney-in-fact

        Phosphate Resource Partners Limited Partnership

                         Exhibit Index
                                                                    Filed with
Exhibit                                  Incorporated Herein        Electronic
  No.    Description                     By Reference to            Submission
-------------------------------------------------------------------------

3.1   Amended and Restated Agreement of       Exhibit B to the
Limited Partnership of PLP dated as of  Prospectus dated May
May 29, 1987 (PLP Partnership           29, 1987 included in
Agreement) among FTX, Freeport          PLP's Registration
Phosphate Rock Company and Geysers      Statement on Form S-1,
Geothermal Company, as general          as amended, as
partners, and Freeport Minerals         initially filed with
Company ("FMC"), as general partner     the Commission on May
and attorney-in-fact for the limited    29, 1987 (Registration
partners, of PLP.                       No. 33-13513)


3.2   Amendment to the PLP Partnership  Exhibit 3.2 to the 1994
      Agreement dated as of December    Annual Report on Form
      16, 1988 effected by FMC, as      10-K
      Administrative Managing General
      Partner, and FTX, as General
      Partner of PLP.

3.3   Amendment to the PLP Partnership  Exhibit 19.2 to the
      Agreement dated as of March 29,   Company's March 31,
      1990 effected by FMC, as          1990 Form 10-Q
      Administrative Managing General
      Partner, and FTX, as Managing
      General Partner, of PLP.

3.4   Amendment to the PLP Partnership  Exhibit 19.3 to the
      Agreement dated as of April 6,    Company's March 31,
      1990 effected by FTX, as          1990 Form 10-Q
      Administrative Managing General
      Partner of PLP.

3.5   Amendment to the PLP Partnership  Exhibit 3.3 to the 1991
      Agreement dated as of January     Annual Report on Form
      27, 1992 between FTX, as          10-K
      Administrative Managing General
      Partner, and FMRP, as Managing
      General Partner, of PLP.

3.6   Amendment to the PLP Partnership  Exhibit 3.4 to the 1992
      Agreement dated as of October     Annual Report on Form
      14, 1992 between FTX, as          10-K
      Administrative Managing General
      Partner, and FMRP, as Managing
      General Partner, of PLP.

3.7   Amended and Restated Certificate  Exhibit 3.3 to
      of Limited Partnership of PLP     Company's Registration
      dated June 12, 1986 (PLP          Statement on Form S-1,
      Partnership Certificate).         as amended, as
                                        initially filed with
                                        the Commission on June
                                        20, 1986 (Registration
                                        No. 33-5561)

3.8   Amendment dated as of January 9,                                 X
      1998 effected by IMC, as
      Administrative Managing General
      Partner, and FMRP, as Managing
      General Partner of PLP.

3.9   Certificate of Amendment to the PLP     Exhibit 3.6 to the 1993
Partnership Certificate dated as of     Annual Report on Form
January 12, 1989.                       10-K

3.10  Certificate of Amendment to the PLP     Exhibit 19.1 to the
Partnership Certificate dated as of     Company's March 31,
December 29, 1989.                      1990 Form 10-Q

3.11  Certificate of Amendment to the   Exhibit 19.4 to the
      PLP Partnership Certificate       Company's March 31,
      dated as of April 12, 1990.       1990 Form 10-Q.


3.12  Certificate of Amendment to the                                  X
      PLP Partnership Certificate
      dated as of January 9, 1998

4.1   Deposit Agreement dated as of     Exhibit 28.4 to the
      June 27, 1986  ("Deposit          Company's Report on
      Agreement") among PLP, The Chase  Form 8-K dated July 11,
      Manhattan Bank, N.A. ("Chase")    1986
      and Freeport Minerals Company
      ("Freeport Minerals"), as
      attorney-in-fact of those
      limited partners and assignees
      holding depositary receipts for
      units of limited partnership
      interest in PLP ("Depositary
      Receipts").

4.2   Resignation dated December 26,    Exhibit 4.5 to the 1991
      1991 of Chase as Depositary       Annual Report on Form
      under the Deposit Agreement and   10-K
      appointment dated December 27,
      1991 of Mellon Bank, N.A.
      (Mellon) as successor
      Depositary, effective January 1,
      1992.

4.3   Service Agreement dated as of     Exhibit 4.6 to the 1991
      January 1, 1992 between PLP and   Annual Report on Form
      Mellon pursuant to which Mellon   10-K
      serves as Depositary under the
      Deposit Agreement and Custodian
      under the Custodial Agreement.

4.4   Amendment to the Deposit          Exhibit 4.4 to the 1992
      Agreement dated as of November    Annual Report on Form
      18, 1992 between PLP and Mellon.  10-K

4.5   Form of Depositary Receipt.       Exhibit 4.5 to the 1992
                                        Annual Report on Form
                                        10-K.

4.6   Custodial Agreement regarding     Exhibit 19.1 to the
      the PLP Depositary unit           Company's June 30, 1987
      Reinvestment Plan among FTX, PLP  Form 10-Q
      and Chase, effective as of April
      1, 1987 (Custodial Agreement).

4.7   PLP Depositary Unit Reinvestment  Exhibit 4.4 to the 1991
      Plan.                             Annual Report on Form
                                        10-K

4.8   Subordinated Indenture as of      Exhibit 4.11 to the
      October 26, 1990 (Subordinated    1993 Annual Report on
      Indenture) between PLP and        Form 10-K
      Manufacturers Hanover Trust
      Company (MHTC) as Trustee.

4.9   First Supplemental Indenture      Exhibit 4.12 to the
      dated as of February 15, 1994     1993 Annual Report on
      between PLP and Chemical Bank,    Form 10-K
      as Successor to MHTC, as
      Trustee, to the Subordinated
      Indenture providing for the
      issuance of $150,000,000 of
      aggregate principal amount of 8
      3/4% Senior Subordinated Notes
      due 2004.

4.10  Form of Senior Indenture (Senior  Exhibit 4.1 to the
      Indenture) from PLP to Chemical   Company's Report on
      Bank, as Trustee.                 Form 8-K dated February
                                        13, 1996

4.11  Form of Supplemental Indenture    Exhibit 4.1 to the
      dated February 14, 1996 from PLP  Company's Report on
      to Chemical Bank, as Trustee, to  Form 8-K dated February
      the Senior Indenture providing    16, 1996
      for the issuance of $150,000,000
      aggregate principal amount of 7%
      Senior Debentures due 2008.

10.1  Contribution Agreement dated as   Exhibit 2.1 to the
      of April 5, 1993 between PLP and  Company's Report on
      IMC (PLP-IMC Contribution         Form 8-K dated July 15,
      Agreement).                       1993

10.2  First Amendment dated as of July  Exhibit 2.2 to the
      1, 1993 to the PLP-IGL            Company's Report on
      Contribution Agreement.           Form 8-K dated July 15,
                                        1993

10.3  Amended and Restated Partnership  Exhibit 10.3 to the
      Agreement dated as of May 26,     1995 Annual Report on
      1995 among IMC-Agrico GP          Form 10-K
      Company, Agrico, Limited
      Partnership and IMC-Agrico MP
      Inc.

10.4  Amendment and Agreement dated as  Exhibit 10.1 to the
      of January 23, 1996 to the        Company's Report on
      Amended and Restated Partnership  Form 8-K dated February
      Agreement dated May 26, 1995 by   13, 1996
      and among IMC-Agrico MP, Inc.,
      IMC Global Operations, Inc. and
      IMC-Agrico Company.

10.5  Amended and Restated Parent       Exhibit 10.5 to the
      Agreement dated as of May 26,     1995 Annual Report on
      1995 among IMC Global             Form 10-K
      Operations, Inc., PLP, FTX and
      IMC-Agrico.

10.6  Participation Agreement: McMoRan                                 X
      1997 Exploration Program
      (Participation Agreement) dated
      April 1, 1997 between PLP and
      MOXY.

10.7  Amendment to Participation                                       X
      Agreement dated December 15,
      1997 between PLP and MOXY.

10.8  Participation Agreement:                                         X
      McMoRan 1997 Exploration Program
      dated December 15, 1997 between
      PLP and MOXY.

10.9  Promissory Demand Note between                                   X
      PLP, as borrower, and IMC, as
      lender, dated December 22, 1997
      in the principal sum of
      $200,000,000.

10.10 Promissory Demand Note between                                   X
      PLP, as borrower, and IMC, as
      lender, dated December 22, 1997
      in the principal sum of
      $150,000,000.

12.1  PLP Computation of Ratio of                                      X
      Earnings to Fixed Charges.

16    Letter of Arthur Andersen LLP     Exhibit 99.2 to the
      re: change in certifying          Company's Report on
      accountants.                      Form 8-K dated December
                                        22, 1997 and Exhibit
                                        99.2 to the Company's
                                        Report on Form 8-K/A
                                        dated February 5, 1998


21.1  Subsidiaries of the Registrant.                                        X

23.1  Consent of Ernst & Young LLP                                     X
     dated March 30, 1998.

23.2  Consent  of Arthur Andersen LLP  dated
March 30, 1998.                                                        X

24.1  Powers  of Attorney pursuant  to
      which   this  report  has   been
      signed   on  behalf  of  certain
      directors of IMC Global Inc.                                     X

27.1     PLP Financial Data Schedule.                                  X

99.1     Report of Ernst & Young LLP.                                  X


99.2  Report of Ernst & Young LLP                                      X

                      INDEX TO FINANCIAL STATEMENTS

    The financial statement schedules listed below should be read in conjunction with such financial statements contained in PLP's 1997 Annual
Report on Form 10-K.

                                                 Page
III-Condensed Financial Information of            F-2
Registrant
VIII-Valuation and Qualifying Accounts            F-5


    Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1996 and for the years ended December 31, 1996 and 1995 of Phosphate Resource Partners
Limited Partnership included in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the General
Partner's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules as of December 31, 1996 and for the years ended December 31, 1996 and 1995 have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                Arthur Andersen LLP

New Orleans, Louisiana
January 21, 1997


             PHOSHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         STATEMENT OF OPERATIONS
                                            Years Ended December 31,
                                        -------------------------------
                                           1997      1996       1995
                                        --------   --------   --------
                                               (In thousands)
Revenues                                  $ 158,684   $175,950   $ 202,498
Cost of sales:
Production and delivery                     126,613    119,052     119,239
Depreciation, depletion  and amortization    33,931     36,203      42,142
Sulphur asset impairment charge             384,500          -           -
                                         --------    -------    -------
Total cost of sales                         545,044    155,255     161,381
Exploration expenses                         15,817      2,485           -
General and administrative expenses          57,365     35,509      50,492
                                         --------    -------    -------
Total costs and expenses                    618,226    193,249     211,873
                                         --------    -------    -------
Operating loss                             (459,542 )  (17,299 )    (9,375 )
Interest expense, net                       (32,661 )  (31,752 )   (30,138 )
Equity in earnings of IMC-Agrico            154,728    226,002     201,704
Other income (expense), net                  (3,086 )      350        (783 )
                                         --------    -------    -------
Earnings (loss) before extraordinary item  (340,561 )  177,301     161,408
Extraordinary loss on early retirement of   (14,474 )        -           -
debt                                     --------    -------    -------
Earnings (loss)                           $(355,035 ) $177,301   $ 161,408
                                         --------    -------    -------


The footnotes contained in PLP's Form 10-K for the year ended December
31, 1997, are an integral part of these statements.

             PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              BALANCE SHEET
                                                  December 31,
                                               1997          1996
                                           -----------    ----------
                                                (In thousands)
ASSETS
Current assets
Cash and cash equivalents                     $     9,458     $     6,372
Accounts receivable:
Customers                                             160          21,323
Other                                               5,244          23,606
Inventories:
Products                                                -          21,859
Materials and supplies                                  -           8,214
Prepaid expenses and other                          1,151           3,003
                                              --------     ---------
Total current assets                               16,013          84,377
Property, plant and equipment, net                 21,228         498,830
Investment in IMC-Agrico                          378,818         399,603
Investment in MOXY                                 13,467               -
Other assets                                        1,362          26,814
                                              --------     ---------
Total assets                                  $   430,888     $ 1,009,624
                                              ========     =========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities      $    28,946     $    80,748
Long-term debt, less current portion              455,752         350,000
Reclamation and mine shutdown reserves                  -          53,848
Accrued postretirement benefits and other         114,548         165,380
liabilities
Partners' capital (deficit)                      (168,358 )       359,648
                                              --------     ---------
Total liabilities and partners' capital       $   430,888     $ 1,009,624
                                              ========     =========


The footnotes contained in PLP's Form 10-K for the year ended December
31, 1997, are an integral part of these statements.

             PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         STATEMENT OF CASH FLOW

                                         Years Ended December 31,
                                   ----------------------------------
                                     1997        1996        1995
                                   ---------   --------    --------
                                             (In thousands)
Cash flow from operating
activities:
Earnings (loss)                    $(355,035 )  $ 177,301    $ 161,408
Adjustments to reconcile earnings
(loss) to net cash provided by
operating activities:
Sulphur asset impairment charge      384,500            -            -
Depreciation and amortization         33,931       36,203       42,142
Oil and gas exploration expenses      15,817        2,485            -
Equity in earnings of IMC-Agrico    (154,728 )   (226,002 )   (201,704 )
Cash distributions received from     187,017      263,083      219,515
IMC-Agrico
(Increase) decrease in working
capital, net of effect of
acquisitions:
Accounts receivable                    1,448         (843 )    (16,875 )
Inventories                            2,884        1,690        5,353
Prepaid expenses and other               665         (456 )     (2,272 )
Accounts payable and accrued          (8,251 )      6,180       29,590
liabilities
Reclamation and mine shutdown        (13,350 )     (5,253 )     (2,065 )
expenditures
Other                                  3,014        4,473        8,478
                                   -------     --------     --------
Net cash provided by operating        97,912      258,861      243,570
activities                         -------     --------     --------

Cash flow from investing
activities:
Capital expenditures
     Oil and gas exploration         (35,505 )     (7,189 )     (3,888 )
     Sulphur and other                (2,284 )     (2,251 )     (9,443 )
Investment in IMC-Agrico             (11,000 )     (7,641 )    (46,200 )
Investment in MOXY                    (8,218 )          -            -
Sale of assets and other                   -        4,000        1,906
                                   -------     --------     --------
Net cash used in investing           (57,007 )    (13,081 )    (57,625 )
activities                         -------     --------     --------

Cash flow from financing
activities:
Distributions to partners           (119,556 )   (222,119 )   (202,541 )
Proceeds from (repayment of) debt,   105,030     (171,141 )     16,269
net
Distribution of FSC shares           (23,293 )          -            -
Purchase of partnership units              -            -       (2,061 )
Proceeds from sale of 7% Senior            -      147,831            -
Debentures                         -------      -------      -------
Net cash used in financing           (37,819 )   (245,429 )   (188,333 )
activities
Net increase (decrease) in cash        3,086          351       (2,388 )
and cash equivalents
Cash and cash equivalents at           6,372        6,021        8,409
beginning of year                  -------      -------      -------
Cash and cash equivalents at end   $   9,458    $   6,372    $   6,021
of year                            =======      =======      =======

The footnotes contained in PLP's Form 10-K for the year ended December
31, 1997, are an integral part of these statements.

             PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
            SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
          for the years ended December 31, 1997, 1996 and 1995
     Col. A         Col. B            Col. C              Col. D       Col. E
 --------------    -------    -----------------------   ----------   ---------
                                       Additions
                             ------------------------
                    Balance at Charged to   Charged to                Balance at
                    Beginning  Costs and      Other       Other-Add     End of
  Description     of Period   Expenses     Accounts     (Deduct)      Period
 -------------    ---------  ---------   -----------   ----------     -------
                                         (In thousands)
Reclamation and
mine shutdown
reserves:
1997:

Sulphur              $ 47,657   $  9,349   $  4,767 a  $  (61,773 )b  $       -
Crop nutrients         42,287      9,503          -       (13,502 )c     38,288
Oil & Gas               6,191      2,502      3,726 a     (12,419 )b          -
                    -------    -------    -------      --------      -------
                     $ 96,135   $ 21,354   $  8,493    $  (87,694 )d  $  38,288
                    =======    =======    =======      ========      =======

1996:
Sulphur              $ 71,954   $  3,920   $      -    $  (28,217 )e  $  47,657
Crop nutrients         35,931     10,137          -        (3,781 )      42,287
Oil & Gas               4,903      1,288          -             -         6,191
                    -------    -------    -------      --------      -------
                     $112,788   $ 15,345   $      -    $  (31,998 )d  $  96,135
                    =======    =======    =======      ========      =======

1995:
Sulphur              $ 55,105   $  2,643   $      -    $   14,206 f   $  71,954
Crop nutrients         37,683      2,785          -        (4,537 )      35,931
Oil & Gas               3,657      1,257          -           (11 )       4,903
                    -------    -------    -------      --------      -------
                     $ 96,445   $  6,685   $      -    $    9,658 d   $  112,788
                    =======    =======    =======      ========      =======


a.  Relates to the contribution of IMC's 25.0 percent interest in Main
    Pass to PLP.
b. Includes a reduction of $63.2 million for sulphur and oil and gas reserves included in the net assets distributed to FSC. See Note 5, "Distributions," of Notes to Financial Statements in Part II, Item
    8,
    "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail.
c.  Includes a reclassification to short-term payables of $12.0 million.

d. Includes expenditures of $26.6 million in 1997, $11.3 million in 1996 and $10.5 million in 1995.
e.  Includes a reclassification to short-term payables of $17.1 million.

f. Includes $15.2 million of liabilities assumed in connection with the acquisition of the sulphur assets of Pennzoil Co. See Note 8, "Commitments and Contingencies," of Notes to Financial Statements in
    Part II, Item 9, "Acquisitions," of this Annual Report on Form 10-K for further detail.

--------------------------------------
(1)  Except for statements of historical fact contained herein, the statements appearing under Part I, Items 1 and 2, "Business and
Properties," Part I, Item 3, "Legal Proceedings," and Part II, Item 7,
"Management's Discussion and Analysis of Results of Operations and
Financial Condition," presented herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the effect of general business and economic conditions; conditions in and policies of the agriculture industry; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws or policies of the United States; changes in governmental laws and regulations affecting environmental compliance;
taxes and other matters impacting the Company; the risks attendant with mining operations; the potential impacts of increased competition in the markets the Company operates within; risks attendant with supply of and demand for oil and gas; the Company's ability to integrate certain acquired businesses and realize certain expected acquisition-related synergies; and the risk factors reported from time to time in the reports filed by the Company with the Securities and Exchange Commission.

