Form 10-Q
period 1998-03-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1998-05-14
CIK 793421

---------------------------------------------------------------------
  ------------------------------------------------------------------







                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         -----------------------

                               FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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
  Yes   X   .  No       .
      ------      ------







  ------------------------------------------------------------------
----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP or Partnership) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, are unaudited but include all adjustments which the Partnership's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the Notes to Condensed Financial Statements. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED STATEMENT OF EARNINGS
(In millions except per unit amounts)

                                               Three months ended
                                                   March 31,
                                                1998       1997
-----------------------------------------------------------------
Net sales                                      $158.8     $211.8
Cost of goods sold                              123.4      155.0
                                               ------     ------
 Gross margins                                   35.4       56.8

Selling, general and administrative expense       8.2       12.5
Exploration expense                               9.5        6.2
                                               ------     ------
 Operating earnings                              17.7       38.1

Interest expense                                  9.6        8.5
Other (income) and expense, net                  (0.7)       0.4
                                               ------     ------
Earnings                                       $  8.8     $ 29.2
                                               ======     ======

 Earnings per unit                             $  .09     $  .28
                                               ======     ======

Average units outstanding                       103.5      103.5
                                               ======     ======

Distributions paid per publicly held unit      $  -       $  .60
                                               ======     ======






        (See Notes to Condensed Financial Statements on Page 4)

CONDENSED BALANCE SHEET
(In millions)

                                             March 31, December 31,
Assets                                        1998        1997
-------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                    $ 17.1     $ 17.4
 Receivables, net                               43.7       47.3
 Inventories                                   126.1      126.0
 Other current assets                            1.6        2.4
                                              ------     ------
   Total current assets                        188.5      193.1
Property, plant and equipment, net             443.6      432.5
Other assets                                    43.5       39.9
                                              ------     ------
Total assets                                  $675.6     $665.5
                                              ======     ======


Liabilities and Partners' Deficit
-------------------------------------------------------------------
Current liabilities:
 Accounts payable and accrued liabilities     $ 81.3     $ 94.7
 Short-term debt and current maturities
  of long-term debt                             13.9       14.3
                                              ------     ------
   Total current liabilities                    95.2      109.0
Long-term debt, less current maturities        511.7      505.5
Other noncurrent liabilities                   228.3      219.4
Partners' deficit                             (159.6)    (168.4)
                                              ------     ------
Total liabilities and partners' deficit       $675.6     $665.5
                                              ======     ======




















        (See Notes to Condensed Financial Statements on Page 4)

CONDENSED STATEMENT OF CASH FLOWS
(In millions)
                                                Three months ended
                                                     March 31,
                                                 1998      1997
------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
 Earnings                                      $  8.8     $ 29.2
 Adjustments to reconcile earnings to net
  cash provided by operating activities:
   Depreciation, depletion and amortization       6.1        8.5
   Oil and gas exploration expenses               7.2        6.2
   Cash distributions from IMC-Agrico in
    excess of interest in capital                 -         12.3
   Reclamation and mine shutdown expenditures     1.5       (4.7)
   Other charges and credits, net                 0.1       (2.9)
   Changes in:
     Receivables                                 10.1       (2.8)
     Inventories                                 (0.1)     (18.1)
     Other current assets                         0.8        1.3
     Accounts payable and accrued liabilities   (13.4)     (10.3)
                                                ------    ------
   Net cash provided by operating activities     21.1       18.7
                                                ------    ------

Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                           (27.5)     (10.0)
 Proceeds from sales of property, plant and
  equipment                                       0.3        -
                                                ------    ------
   Net cash used in investing activities        (27.2)     (10.0)
                                                ------    ------
   Net cash provided (used) before financing
    activities                                   (6.1)       8.7
                                                ------    ------

Cash Flows from Financing Activities
------------------------------------
 Cash distributions to partners                   -        (43.0)
 Payments of long-term debt                       -        (44.8)
 Proceeds of long-term debt                       6.2       64.7
 Change in short-term debt, net                  (0.4)       -
                                                ------    ------
   Net cash provided (used) in financing
    activities                                    5.8      (23.1)
                                                ------    ------

Net change in cash and cash equivalents          (0.3)     (14.4)
Cash and cash equivalents - beginning of period  17.4       19.4
                                                ------    ------
Cash and cash equivalents - end of period      $ 17.1     $  5.0
                                                ======    ======
        (See Notes to Condensed Financial Statements on Page 4)

NOTES TO CONDENSED FINANCIAL STATEMENTS



1. Oil and Gas Exploration Charges
   -------------------------------
     As part of the exploration program with McMoRan Oil & Gas (MOXY) (MOXY Exploration Program), PLP incurred $9.5 million of exploration expenses for the three months ended March 31, 1998. These expenses were primarily related to the following: (i) dry hole costs which largely resulted from unsuccessful drilling at West Cameron Block 157 exploratory well #1; and (ii) geological and geophysical expenses.

   In 1997, PLP participated in a joint venture with Phillips Petroleum Company and MOXY in a North Bay Junop prospect (North Bay Junop Joint Venture). In April 1997, the North Bay Junop Joint Venture completed drilling of the second of two high-risk, high-potential prospects which have been drilled within the North Bay Junop Joint Venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a $6.2 million charge to exploration expense for the three months ended March 31, 1997.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations. (1)

Results of Operations
---------------------

Three months ended March 31, 1998 vs. three months ended March 31, 1997
-----------------------------------------------------------------------
Overview
   First quarter net sales of $158.8 million decreased approximately 25 percent from $211.8 million in the year-earlier period principally due to the absence in this year's results of Phosphate Resource Partners Limited Partnership's (PLP or Partnership) sulphur business and its
58.3 percent interest in Main Pass Block 299 sulphur and oil property, which were transferred to Freeport-McMoRan Sulphur Inc. (FSC) as a result of Freeport-McMoRan's (FTX) merger with IMC Global Inc. (IMC) (FTX Merger) in December 1997.

   PLP's gross margins of $35.4 million in the first quarter represented a 38 percent decline versus $56.8 million in the first quarter of 1997. The absence of sulphur operations discussed above as well as a decline of approximately 17 percent in IMC-Agrico Company's (IMC-Agrico) gross margins contributed to the decrease.

IMC-Agrico Company
   IMC-Agrico's operations consist of its phosphate crop nutrients business (Crop Nutrients) and its animal feed ingredients business (Feed Ingredients).

   The amounts included in the following Crop Nutrients and Feed
Ingredients discussions are shown in total for IMC-Agrico unless otherwise indicated.

Crop Nutrients
   Crop Nutrients' net sales for the first quarter increased two percent to $364.5 million compared to $355.7 million last year due to higher sales volumes, which were partially offset by lower sales realizations as compared to the same period one year ago. Overall volumes of concentrated phosphates, primarily diammonium phosphate
(DAP) and granular monoammonium phosphate, increased by $28.6 million from the prior year. The higher volumes resulted from strong winter fill movements, an early start to the spring season and favorable logistic conditions related to product movement. Lower average prices of concentrated phosphates, driven by reduced international DAP realizations, negatively impacted net sales $7.1 million. Furthermore, urea sales decreased $7.1 million from the prior year primarily due to a decrease in volumes sold to a large customer during the first quarter of 1998 in comparison to the first quarter of 1997 coupled with unfavorable pricing conditions primarily resulting from China's exit from the market in mid-1997. In addition, rock sales declined $3.8 million, mainly due to Crop Nutrients' strategic decision to phase out export sales of rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

   Gross margins declined 11 percent to $71.3 million for the quarter compared to $79.9 million last year, mainly due to higher production costs, partially offset by the combination of the higher volumes and lower prices discussed above. Production costs increased compared to the prior year's first quarter due to higher rock costs, increased operating expenses associated with record rainfall in Florida, and the temporary shutdown of the Faustina, Louisiana, plant in January due to utility power outages.

   The following table summarizes Crop Nutrients' sales of products and average selling price for the three months ended March 31:

                                                 1998       1997
                                                 -----      -----
Sales volumes (in thousands of short tons) (a): 1,758       1,610

Average DAP price per ton (b):                   $171        $178

(a)Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
(b)Average prices represent sales made FOB mine/plant.

Feed Ingredients
   Feed Ingredients' net sales decreased 12 percent to $40.2 million in the current quarter from $45.4 million in the prior year first quarter, mainly due to a decrease of approximately eight percent in sales volumes, which unfavorably impacted net sales by $5.0 million. This was primarily the result of decreased sales of $6.7 million to the Asian market as a result of local economic conditions, partially offset by an increase in sales to Latin America of $2.0 million. Sales prices were relatively flat compared to the prior year.

   Gross margins decreased 47 percent to $7.5 million for the quarter from $14.1 million one year ago, due to the lower volumes discussed above and higher production costs which primarily resulted from a change in the transfer price of phosphoric acid from cost plus 15 percent to an adjusted market price.

Oil and Gas Operations
   PLP expanded its oil and gas activities through its participation in a multi-year, aggregate $210.0 million McMoRan Oil & Gas Exploration Program (MOXY Exploration Program). Exploration expenses increased from $6.2 million to $9.5 million for the three months ended March 31, 1997, and March 31, 1998, respectively. The $9.5 million was primarily comprised of the following: (i) dry hole costs which largely resulted from unsuccessful drilling at West Cameron Block 157 exploratory well #1; and (ii) geological and geophysical expenses.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $4.3 million, or 34 percent, to $8.2 million for the first quarter compared to $12.5 million one year ago. The decrease was primarily due to the absence of certain general and administrative expenses which are either now funded by a separate entity or eliminated as a result of the FTX Merger. These eliminated expenses included the following: (i) $2.1 million of general and administrative expenses resulting from sulphur operations which were transferred to FSC; (ii) $2.4 million of expenses previously allocated by FTX, which were eliminated as a result of the FTX Merger.

Interest Expense
   Interest expense totaled $9.6 million in the current quarter, up $1.1 million or 13 percent from the same period last year when interest expense totaled $8.5 million. The increase in interest expense was due to higher average borrowings for the first quarter in 1998 as compared to the same period of the prior year primarily as a result of additional borrowings used to fund oil and gas expenditures related to the MOXY Exploration Program.


Capital Resources and Liquidity
-------------------------------
Liquidity and Operating Cash Flow
   Cash and cash equivalents as of March 31, 1998 were $17.1 million as compared to $17.4 million at December 31, 1997. The Partnership generates cash through its joint venture operations in IMC-Agrico and has borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $21.1 million for the three months ended March 31, 1998 versus $18.7 million for the same period a year ago. The increase was due to the following:
(i) decrease in the cash used in working capital of $27.3 million created by the lack of an inventory build up by IMC-Agrico in the current quarter as compared to the same period one year ago combined with the settlement of a receivable to the Partnership from IMC-Agrico, partially offset by the absence of sulphur inventory in the current quarter as a result of the FTX Merger; partially offset by (ii) a decrease in earnings of $20.4 million; and (iii) other net decreases of $4.5 million.

   Net cash used in investing activities for the three months ended March 31, 1998 and 1997, consisting primarily of capital expenditures, increased to $27.2 million in the current quarter from $10.0 million in the same period one year ago. See "Capital Expenditures," below for further detail.

   Net cash provided by financing activities for the three-month period was $5.8 million compared to net cash used by financing activities of $23.1 million for the same period in the prior year. The increase in cash provided from financing activities of $28.9 million was primarily due to the absence of distributions to partners of $43.0 million, partially offset by a decrease in net debt proceeds of $14.1 million. The absence of distributions to partners was primarily the result of increased MOXY Exploration Program funding requirements. Although average debt balances were higher during the first quarter of 1998 as compared to the same period one year ago, net debt proceeds were higher in the first quarter of 1997. This occurred as a result of a higher debt balance at the end of 1997 as compared to 1996.

Capital Expenditures
   Capital expenditures increased $17.5 million from the prior year due to the following: (i) an increase in oil and gas expenditures of $13.9 million related to the MOXY Exploration Program which was entered into by PLP and McMoRan Oil & Gas (MOXY) in March 1997 and subsequently modified in December 1997; and (ii) an increase in PLP's share of IMC-Agrico capital expenditures of $3.6 million. Capital expenditures related to the MOXY Exploration Program totaled $19.2 million for the first quarter and included: (a) $12.7 million of exploration costs which were capitalized and will remain so until a determination of the viability of each well is made; and (b) development costs for West Cameron 616 #5 well of $6.5 million.

Financing
   In April 1998, PLP declared no cash distribution would be payable for the 1998 first quarter. PLP's distributable cash is shared ratably by PLP's public unitholders and its administrative managing general partner, except that the administrative managing general partner will be entitled to receive unpaid cash distributions from previous quarters ($431.3 million unpaid at March 31, 1998) from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all PLP unitholders.

   PLP's future distributions will depend on the distributions received from IMC-Agrico; the cash requirements of its oil and gas exploration activities, net of any cash flows from production or sale of discovered reserves; and the level and methods of financing its capital expenditure needs, including reclamation and growth projects. PLP's share of IMC-Agrico cash distributions totaled $22.9 million for the first quarter which reflected the reduction in PLP's share of cash distributions from IMC-Agrico effective July 1, 1997 and, thereafter, from 54.4 percent to 41.5 percent. Future distributions from IMC-Agrico will depend primarily on concentrated phosphate market conditions.

Item 3.  Market Risk.

   PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At March 31, 1998, the Partnership's exposure to these market risk factors had not materially changed from December 31, 1997.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings. (1)

Merger Litigation
-----------------
   In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. IMC was alleged to have aided and abetted these breaches of fiduciary duty.

   In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of IMC. The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' time to answer or otherwise plead to the amended complaint has been extended.

Other
-----
   PLP is involved from time to time in various legal proceedings of a character normally incident to its businesses. PLP believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of PLP. PLP, through IMC and IMC-Agrico, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses with such coverage limits as management deems prudent.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.               Description
                                                             ----------
               ------------------------------------------------
         27    Financial Data Schedule

    (b)  Reports on Form 8-K.

         Up to the date of this report, the following reports on Form 8-K were filed:

         An amended report under Item 1 dated February 5, 1998.

                    * * * * * * * * * * * * * * * *

                              SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                 /s/ Anne M. Scavone
                           ------------------------------------
                                   Anne M. Scavone
                                   Vice President and Controller
                                   (on behalf of the Registrant and as
                                     Chief Accounting Officer)
Date:  May 14, 1998

-----------------------------
(1) Except for statements of historical fact contained herein, the statements appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," presented herein constitute
"forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the effect of general business and economic conditions; conditions in and policies of the agriculture industry; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws or policies of the United States; changes in governmental laws and regulations affecting environmental compliance; taxes and other matters impacting the Partnership; the risks attendant with mining operations; the potential impacts of increased competition in the markets the Partnership operates within; risks attendant with supply of and demand for oil and gas; the Partnership's ability to integrate certain acquired businesses and realize certain expected acquisition-related synergies; and the risk factors reported from time to time in the reports filed by the Partnership with the Securities and Exchange Commission.