Form 10-Q
period 1998-06-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1998-08-14
CIK 793421

-------------------------------------------------------------------
--
  -----------------------------------------------------------------
-







                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                         -----------------------

                             FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

                   Commission file number 1-9164


          PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
       (Exact name of Registrant as specified in its charter)



               Delaware                           72-1067072
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)


     2100 Sanders Road
     Northbrook, Illinois                           60062
     (Address of principal executive offices)     (Zip Code)


 Registrant's telephone number, including area code:  (847) 272-
9200



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






  -----------------------------------------------------------------
-
--------------------------------------------------------------------
--

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in PLP's Annual Report on Form 10-K for the year ended December 31, 1997, are unaudited but include all adjustments which PLP's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Certain 19967 amounts have been reclassified to conform to the 19987 presentation. Interim results are not necessarily indicative of the results expected for the full year.


CONDENSED STATEMENT OF EARNINGS
(In millions except per unit amounts)

                            Three months ended    Six months ended          Nine Months Ended
                                June 30,             June 30,               March 31,
                            19987    19967        1997   1996
1998                        1997
-------------------------------------------------------------------
-------
Net sales                  $196.0  $228.8       $354.8  $440.6   $
716.9                    $1,933.8  $2,0
Cost of goods sold          142.6   176.4        266.0   331.4
531.4                     1,422.3  1,488.0
                            ------  ------       ------ ------
 Gross margins               53.4    52.4         88.8   109.2
185.5                       511.5   537.9

Selling, general and
 administrative expenses      7.7    12.8         15.9    25.3
61.9                        177.8   166.1
Exploration expense           9.4      -          18.9     6.2
                            ------  ------       ------ ------
 Operating earnings          36.3    39.6         54.0    77.7
80.3                        333.7   328.5

Interest expense             10.0     8.5         19.6    17.0
2.8                          (7.0)   (7.6)
Other (income) expense, net  (0.6)    0.5         (1.3)    0.9
                            ------  ------       ------ ------
Earnings                   $ 26.9  $ 30.6       $ 35.7  $ 59.8
61.5                        302.1   286.1
                            ======  ======       ====== ======

 Earnings per unit         $ 0.26  $ 0.30       $ 0.35    $ $
1.13                  $       .84 0.58
                            ======  ======       ====== ======

Average units outstanding   103.5   103.5        103.5   103.5
95.1                         92.7
                            ======  ======       ====== ======

Distributions paid per publicly
 held unit                 $  -    $ 0.31       $  -    $ 0.91
                            ======  ======       ====== ======





      (See Notes to Condensed Financial Statements on Page 4)

CONDENSED BALANCE SHEET
(In millions)

                                              June 30,  December
31,
Assets                                         1998       1997
-------------------------------------------------------------------
-----------
Current assets:
 Cash and cash equivalents                    $ 17.3     $ 17.4
 Receivables, net                               47.5       47.3
 Inventories                                   117.7      126.0
 Other current assets                            0.9        2.4
                                              ------      ------
   Total current assets                        183.4      193.1
Property, plant and equipment, net             476.1      432.5
Other assets                                    40.2       39.9
                                              ------      ------
Total assets                                  $699.7     $665.5
                                              ======      ======


Liabilities and Partners' Deficit
-------------------------------------------------------------------
-----------
Current liabilities:
 Accounts payable and accrued liabilities     $ 70.7     $ 94.7
 Short-term debt and current maturities
  of long-term debt                             17.9       14.3
                                              ------      ------
   Total current liabilities                    88.6      109.0
Long-term debt, less current maturities        525.1      505.5
Other noncurrent liabilities                   218.7      219.4
Partners' deficit                             (132.7)    (168.4)
                                              ------      ------
Total liabilities and partners' deficit       $699.7     $665.5
                                              ======      ======



















      (See Notes to Condensed Financial Statements on Page 4)

CONDENSED STATEMENT OF CASH FLOWS
(In millions)

                                                  Six months ended
                                                      June 30,
                                                  1998      1997
-------------------------------------------------------------------
----------
Cash Flows from Operating Activities
------------------------------------
 Earnings                                      $ 35.7     $ 59.8
 Adjustments to reconcile earnings to net cash
   provided by operating activities:
   Oil and gas exploration expenses              14.3        6.2
   Depreciation, depletion and amortization      12.5       24.1
   Cash distributions from IMC-Agrico in excess
    of interest in capital                        -         22.8
   Reclamation and mine shutdown expenditures     0.3      (11.7)
   Other charges and credits, net                (2.0)       2.3
   Changes in:
     Receivables                                 (0.2)       4.2
     Inventories                                  8.3      (18.5)
     Other current assets                         1.5        0.2
     Accounts payable and accrued liabilities   (22.7)       0.6
                                                ------     ------
   Net cash provided by operating activities     47.7       90.0
                                                ------     ------

Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                           (48.9)     (23.1)
 Proceeds from sales of property, plant
  and equipment                                   1.6         -
                                                ------     ------
   Net cash used in investing activities        (47.3)     (23.1)
                                                ------     ------
   Net cash provided before financing activities  0.4       66.9
                                                ------     ------

Cash Flows from Financing Activities
------------------------------------
 Cash distributions to partners                   -        (75.1)
 Payments of long-term debt                     (11.1)     (86.1)
 Proceeds from long-term debt                    10.5       80.1
 Change in short-term debt, net                   0.1         -
                                                ------     ------
   Net cash used in financing activities         (0.5)     (81.1)
                                                ------     ------

Net change in cash and cash equivalents          (0.1)     (14.2)
Cash and cash equivalents - beginning of period  17.4       19.4
                                                ------     ------
Cash and cash equivalents - end of period      $ 17.3     $  5.2
                                                ======     ======

      (See Notes to Condensed Financial Statements on Page 4)

NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Oil and Gas Exploration Charges
   ------------------------------
   As part of the exploration program with McMoRan Oil & Gas Company (MOXY), PLP incurred $9.4 million and $18.9 million of exploration expenses for the three and six months ended June 30, 1998, respectively. These expenses were primarily related to the following: (i) dry hole costs which largely resulted from unsuccessful drilling at West Cameron 157, Atchafalaya Bay and Grand Isle 54; and (ii) geological and geophysical expenses.

   In 1997, PLP participated in a joint venture with Phillips Petroleum Company and MOXY in a North Bay Junop prospect (North Bay Junop Joint Venture). In April 1997, the North Bay Junop Joint Venture completed drilling of the second of two high-risk, high-potential prospects which have been drilled within the North Bay Junop Joint Venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, but was completed in a shallower zone, resulting in a $6.2 million charge to exploration expense for the six months ended June 30, 1997.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations. (1)

Results of Operations
---------------------
Three months ended June 30, 1998 vs. three months ended June 30,
1997
-------------------------------------------------------------------
--
Overview

   Phosphate Resource Partners Limited Partnership, formerly Freeport-McMoRan Resource Partners, Limited Partnership (PLP), is a joint venture partner in IMC-Agrico Company (IMC-Agrico). IMC-Agrico's business includes the mining and sale of phosphate rock and the producing, marketing and distributing of phosphate crop nutrients and animal feed ingredients. IMC-Agrico was formed as a joint venture partnership in July 1993 when PLP and IMC Global Inc. (IMC) contributed their respective phosphate crop nutrients businesses to IMC-Agrico. PLP's business operations now consist of: (i) its joint venture interest in IMC-Agrico; (ii) its interest in the oil and gas exploration program with McMoRan Oil & Gas Company ( MOXY); and (iii) certain other oil and gas operations.

   PLP's second quarter net sales of $196.0 million decreased approximately 14 percent from $228.8 million in the year-earlier period principally due to the absence in this year's results of PLP's sulphur business and its 58.3 percent interest in Main Pass Block 299 sulphur and oil property (Main Pass), both of which were transferred to Freeport-McMoRan Sulphur Inc. (FSC) as a result of Freeport-McMoRan Inc.'s (FTX) merger with IMC (FTX Merger) in December 1997.

   PLP's gross margins of $53.4 million in the second quarter represented a two percent increase from gross margins of $52.4 million in the second quarter of 1997. The increase of 27 percent in IMC-Agrico's gross margins, partially offset by the absence of the sulphur and Main Pass operations discussed above were the primary reasons for this increase.

IMC-Agrico Company
   IMC-Agrico's operations consist of its phosphate crop nutrients business (Crop Nutrients) and its animal feed ingredients business (Feed Ingredients).

   The amounts included in the following Crop Nutrients and Feed
Ingredients discussions are shown in total for IMC-Agrico, unless otherwise indicated.

Crop Nutrients
     Crop Nutrients' net sales for the second quarter improved 13 percent to $456.6 million compared to $404.3 million for the same period last year largely due to increased sales volumes and higher average sales realizations. Shipments of concentrated phosphates, primarily diammonium phosphate (DAP) and granular monoammonium phosphate (GMAP), increased by $37.9 million from the same quarter in the prior year . The higher volumes resulted from an early start to the spring planting season, an increase in the number of supply contracts over the comparable period in the prior year and favorable logistic conditions related to product movement. Higher average prices of concentrated phosphates, driven by increased international DAP realizations as well as an increase in the transfer price of phosphoric acid sold to Feed Ingredients, positively impacted net sales by $8.8 million. See Feed Ingredients discussion below.

     Gross margins increased 37 percent to $116.0 million for the quarter compared to $84.7 million last year, mainly due to lower production costs and the higher volumes and prices discussed above. Production costs decreased compared to the prior year's second quarter primarily due to lower raw material prices for purchased ammonia and sulphur.

   The following table summarizes Crop Nutrients' sales of products and average selling price for the three months ended June 30:
                                             1998       1997
                                            ------     ------
Sales volumes (in thousands of short tons) (a):2,161  1,958

Average DAP price per ton (b):               $178      $176

(a)Sales volumes include tons sold captively and represent dry product tons, primarily DAP.

(b)Average prices represent sales made FOB mine/plant.

Feed Ingredients
   Feed Ingredients' net sales decreased two percent to $38.0 million in the current quarter from $38.6 million in the prior year quarter, mainly due to a decrease of one percent in sales volumes, which unfavorably impacted net sales by $0.4 million. This was primarily the result of decreased sales to the Asian market as a result of local economic conditions, partially offset by an increase in sales to Latin America.

   Gross margins decreased 47 percent to $6.2 million for the second quarter from $11.7 million in the same quarter one year ago. This was mainly due to the lower volumes discussed above coupled with higher production costs, which primarily resulted from a change in the transfer price of phosphoric acid from Crop Nutrients to Feed Ingredients.

Oil and Gas Operations
   PLP participates in a multi-year, aggregate $210.0 million McMoRan Oil & Gas Exploration Program (MOXY Exploration Program). The exploration expenses of $9.4 million for the three months ended June 30, 1998 related primarily to the MOXY Exploration Program and were largely comprised of the following: (i) dry hole costs which largely resulted from unsuccessful drilling at West Cameron 157, Atchafalaya Bay and Grand Isle 54; and (ii) geological and geophysical expenses.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $5.1 million, or 40 percent, to $7.7 million for the second quarter as compared to $12.8 million in the second quarter one year ago. The decrease was primarily due to the absence of certain general and administrative expenses as a result of the FTX Merger. These eliminated expenses included the following: (i) $2.3 million of general and administrative expenses resulting from sulphur operations which were transferred to FSC; and (ii) $2.9 million of expenses previously allocated by FTX to PLP, which were eliminated as a result of the FTX Merger.

Interest Expense
   Interest expense totaled $10.0 million for the second quarter, an increase of $1.5 million or 18 percent from the same period last year when interest expense totaled $8.5 million. The increase in interest expense was due to higher average borrowings for the second quarter in 1998 as compared to the same period of the prior year primarily as a result of additional borrowings used to fund oil and gas expenditures related to the MOXY Exploration Program.

Six months ended June 30, 1998 vs. Six months ended June 30, 1997
-----------------------------------------------------------------
Overview
   Net sales for the six months ended June 30, 1998 of $354.8 million decreased 19 percent from $440.6 million in the same period one year ago primarily as a result of the absence in this year's results of PLP's sulphur business and its interest in Main Pass, both of which were transferred to FSC as a result of the FTX Merger.

   PLP's gross margins of $88.8 million for the first six months of 1998 represented a 19 percent decrease versus $109.2 million in the first six months of 1997. The absence of the sulphur and Main Pass operations discussed above, partially offset by an increase of five percent in IMC-Agrico's gross margins, contributed to the decrease.

Crop Nutrients
     Crop Nutrients' net sales for the first six months of 1998 improved eight percent to $821.1 million compared to $760.0 million for the same period last year primarily due to increased concentrate sales volumes and higher average sales realizations, which were partially offset by lower urea sales. Sales volumes of concentrated phosphates, primarily domestic shipments of DAP and domestic and international shipments of GMAP, increased by $65.9 million from the same prior year period. These favorable volume variances reflected the following factors: (i) an earlier start to the spring planting season; (ii) an increase in the number of supply contracts over the prior period; (iii) favorable logistic conditions related to product movement; and (iv) low inventory levels throughout the distribution system. Average sales realizations for the first six months of 1998 increased slightly as compared to the prior year period primarily as a result of an increase in the transfer price of phosphoric acid sold to Feed Ingredients. See Feed Ingredients discussion below. In contrast, urea sales for the current six month period decreased $12.0 million from the prior year period. This was mainly due to a decrease in volumes sold to a large customer as well as unfavorable pricing conditions primarily resulting from China's exit from the market in mid-1997.

   Gross margins increased 14 percent to $187.3 million for the first six months of 1998 compared to $164.6 million for the first six months of last year, mainly due to lower production costs and the higher volumes and prices discussed above. Production costs decreased compared to the prior year's first six months primarily as a result of lower raw material costs for purchased ammonia and sulphur.

   The following table summarizes Crop Nutrients' sales of products and average selling price for the six months ended June 30:
                                             1998      1997
                                             ------    ------
Sales volumes (in thousands of short tons) (a):3,919  3,568

Average DAP price per ton (b):               $175      $177

(a) Sales volumes include tons sold captively and represent dry product tons, primarily DAP.

(b)Average prices represent sales made FOB mine/plant.

Feed Ingredients
   Net sales decreased seven percent to $78.2 million for the first six months of 1998 from $84.0 million in the first six months of the prior year, mainly due to a decrease of three percent in sales volumes, which unfavorably impacted net sales by $5.1 million.
This was primarily the result of decreased sales to the Asian market as a result of local economic conditions, partially offset by an increase in sales to Latin America. Slightly lower sales realizations also had a negative impact of $0.7 on sales.

   Gross margins decreased 47 percent to $13.7 million for the first six months of 1998 from $25.8 million for the first six months one year ago. This was mainly due to the lower volumes and prices discussed above coupled with higher production costs, which primarily resulted from a change in the transfer price of phosphoric acid from Crop Nutrients to Feed Ingredients.

Oil and Gas Operations
   PLP participates in a multi-year, aggregate $210.0 million MOXY Exploration Program. Exploration expenses were $18.9 million for the six months ended June 30, 1998 as compared to $6.2 million for the six months ended June 30, 1997. Current year exploration expenses were primarily the result of the MOXY Exploration Program and were largely comprised of the following: (i) dry hole costs which largely resulted from unsuccessful drilling at West Cameron 157, Atchafalaya Bay and Grand Isle 54; and (ii) geological and geophysical expenses.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased $9.4 million, or 37 percent, to $15.9 million for the first six months of 1998 as compared to $25.3 million in the same period one year ago. The decrease was primarily due to the absence of certain general and administrative expenses as a result of the FTX Merger. These eliminated expenses included the following: (i) $4.4 million of general and administrative expenses resulting from sulphur operations which were transferred to FSC; and (ii) $5.2 million of expenses previously allocated by FTX, which were eliminated as a result of the FTX Merger.

Interest Expense
   Interest expense totaled $19.6 million for the first six months of 1998, up $2.6 million or 15 percent from the same period last year when interest expense totaled $17.0 million. The increase in interest expense was due to higher average borrowings for the first six months in 1998 as compared to the same period of the prior year primarily as a result of additional borrowings used to fund oil and gas expenditures related to the MOXY Exploration Program.

Capital Resources and Liquidity
-------------------------------
Liquidity and Operating Cash Flow
   Cash and cash equivalents as of June 30, 1998 were $17.3 million as compared to $17.4 million at December 31, 1997. PLP generates cash through its joint venture operations in IMC-Agrico and has borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $47.7 million for the six months ended June 30, 1998 versus $90.0 million for the same period one year ago. The decrease in net cash provided by operating activities of $42.3 million was due to a reduction in earnings of $24.1 million and a decrease in the cash distributions from IMC-Agrico in excess of interest in capital of $22.8 million primarily as a result of PLP's capital and cash ownership interests in IMC-Agrico becoming equal on July 1, 1997, partially offset by other net cash increases of $4.6 million.

   Net cash used in investing activities for the first six months of 1998, consisting primarily of capital expenditures, increased to $47.3 million from $23.1 million in the same period one year ago.
See "Capital Expenditures," below for further detail.

   Net cash used in financing activities for the six month period was $0.5 million for the current year compared to $81.1 million for the same period in the prior year. The decrease in cash used in financing activities of $80.6 million was primarily due to the absence of distributions to partners of $75.1 million during the first six months of the current year as well as a decrease in net debt payments of $5.5 million. The absence of distributions to partners was primarily the result of increased MOXY Exploration Program funding requirements.

Capital Expenditures
   Capital expenditures increased $25.8 million from the prior year primarily due to an increase in oil and gas expenditures of $25.5 million related to the MOXY Exploration Program which was entered into by PLP and MOXY in March 1997 and subsequently modified in December 1997. Capital expenditures related to the MOXY Exploration Program totaled $33.6 million for the first six months of 1998 and primarily included: (a) $27.0 million of exploration costs which were capitalized and will remain so until a determination of the viability of each well is made; and (b) well development costs of $6.4 million.

Distributions
   In July 1998, PLP declared a distribution of $0.13 per unit payable on August 14, 1998 to unitholders of record as of August 7, 1998. PLP's distributable cash is shared ratably by PLP's public unitholders and its administrative managing general partner, IMC, except that IMC will be entitled to receive payment for cash distributions not paid in prior quarters ($431.3 million unpaid at June 30, 1998) from one-half of the quarterly distributable cash after the payment of $0.60 per unit to all PLP unitholders.

   PLP's future distributions will primarily depend on the following factors: (i) distributions received from IMC-Agrico; (ii) the cash requirements of its oil and gas exploration activities, net of any cash flows from production or sale of discovered reserves; (iii) the level and methods of financing its capital expenditure needs; and (iv) costs related to reclamation and growth projects. PLP's share of IMC-Agrico cash distributions totaled $69.1 million for the first six months of 1998 which reflected the reduction in PLP's share of cash distributions from IMC-Agrico effective July 1, 1997 and, thereafter, from 54.4 percent to 41.5 percent. Future distributions from IMC-Agrico will depend primarily on concentrated phosphate market conditions.

Item 3.  Market Risk.

   PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At June 30, 1998, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1997.

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

   In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (the Director Defendants) and MOXY. IMC alleges that the Director Defendants, as the directors of PLP's administrative managing general partner, FTX, owed duties of loyalty to PLP and its limited partnership unitholders. IMC further alleges that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX. IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies lost via PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss Plaintiffs' claims. IMC intends to prosecute this action vigorously.

   Subsequently, in May 1998, Jacob Gottlieb filed an action (Gottlieb Action) on behalf of himself and all other PLP unitholders against the Director Defendants, MOXY, and IMC asserting the same claims that IMC asserts in the IMC Action. Because IMC and PLP had already asserted these claims, IMC has filed a motion to dismiss the Gottlieb Action. The court has not set a briefing schedule for IMC's motion to dismiss. IMC intends to defend this action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.           Description
        -----------------------------------------------------------
-----
          27        Financial Data Schedule

    (b)  Reports on Form 8-K.

         Up to the date of this report, no reports on Form 8-K were filed.


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

                            PHOSPHATE RESOURCE PARTNERS
                               LIMITED PARTNERSHIP

                            By:  IMC GLOBAL INC.,
                                 Its Administrative Managing
                                 General Partner

                            By:  /s/ Anne M. Scavone
                                 -----------------------
                                 Anne M. Scavone
                                 Vice President and Controller
                                 (on behalf of the Registrant and
as
                                   Chief Accounting Officer)
Date:  August 14, 1998