Form 10-Q
period 1998-09-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1998-11-16
CIK 793421

----------------------------------------------------------------------



SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
-----------------------



FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


Commission file number 1-9164


Phosphate Resource Partners Limited Partnership



(Exact name of Registrant as specified in its charter)


                 Delaware                        72-1067072
      (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)

             2100 Sanders Road                      60062
            Northbrook, Illinois                  (Zip Code)
  (Address or principal executive offices)


Registrant's telephone number, including area code:  (847) 272-9200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	    X   .	No	        .
	--------		--------

----------------------------------------------------------------------

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

CONDENSED STATEMENT OF OPERATIONS
(In millions except per unit amounts)

Three months ended      Nine months ended
September 30,           September, 30
 1998	     1997          1998       1997
---------------------------------------------------------------------------------------------------------------------------------
Net sales                          $ 156.4   $ 196.2       $ 511.2    $ 636.8
Cost of goods sold                   114.3     531.0         380.3      862.4
                                   -------   -------       -------    -------
Gross margins                         42.1    (334.8)        130.9     (225.6)

Selling, general and
 administrative expenses               4.5      13.7          20.4       39.0
Exploration expense                    0.7       9.1          19.6       15.3
                                   -------   -------       -------    -------
Operating earnings (loss)             36.9    (357.6)         90.9     (279.9)

Interest expense                      10.1       9.2          29.7       26.2
Other (income) expense, net           (0.5)     (0.2)         (1.8)       0.7
                                   -------   -------       -------    -------
Earnings (loss)                    $  27.3   $(366.6)      $  63.0    $(306.8)
                                   =======   =======       =======    =======


Earnings (loss) per unit             $0.26    $(3.54)       $ 0.61     $(2.96)

Average units outstanding            103.5     103.5         103.5      103.5

Distributions paid per publicly
 held unit                           $0.13     $0.33         $0.13      $1.24





(See Notes to Condensed Financial Statements on Page 5)

CONDENSED BALANCE SHEET
(In millions)

                                               September 30,    December 31,
Assets                                             1998             1997
---------------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                        $ 11.7           $ 17.4
Receivables, net                                   55.0             47.3
Inventories                                       132.8            126.0
Other current assets                                0.2              2.4
                                                 ------           ------
Total current assets                              199.7            193.1
Property, plant and equipment, net                483.6            432.5
Other assets                                       41.7             39.9
                                                 ------           ------
Total assets                                     $725.0           $665.5
                                                 ======           ======

Liabilities and Partners' Deficit
---------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
Accounts payable and accrued liabilities         $ 49.4           $ 94.7
Short-term debt and current maturities of
long-term debt                                  4.4             14.3
                                                 ------           ------
Total current liabilities                          53.8            109.0
Long-term debt, less current maturities           556.5            505.5
Other noncurrent liabilities                      233.6            219.4
Partners' deficit                                (118.9)          (168.4)
                                                 ------           ------
Total liabilities and partners' deficit          $725.0           $665.5
                                                 ======           ======




















(See Notes to Condensed Financial Statements on Page 5)
</TABLE


CONDENSED STATEMENT OF CASH FLOWS
(In millions)

                                                            Nine months ended
                                                              September 30,
                                                             1998      1997
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
  Earnings (loss)                                          $ 63.0    $(306.8)
  Adjustments to reconcile earnings (loss) to net cash
   provided by operating activities:
     Sulphur asset impairment charge                          -        384.5
     Depreciation, depletion and amortization                18.9       27.9
     Oil and gas exploration expenses                        14.4       15.3
     Cash distributions from IMC-Agrico in excess
      of interest in capital                                  -         34.7
     Other charges and credits, net                           7.6      (14.3)
     Changes in:
       Receivables                                           (7.7)       2.0
       Inventories                                           (6.8)     (30.1)
       Other current assets                                   2.2       (0.4)
       Accounts payable and accrued liabilities             (39.6)      (2.0)
                                                           ------     ------
     Net cash provided by operating activities               52.0      110.8
                                                           ------     ------
Cash Flows from Investing Activities
------------------------------------
     Capital expenditures                                   (63.4)     (51.7)
     Assets held for sale                                     -        (45.3)
     Proceeds from sales of property, plant and equipment     1.9        -
                                                           ------     ------
       Net cash used in investing activities                (61.5)     (97.0)
                                                           ------     ------
       Net cash provided (used) before financing
        activities                                           (9.5)      13.8
                                                           ------     ------
Cash Flows from Financing Activities
------------------------------------
     Cash distributions to unitholders                      (13.5)    (109.2)
     Payments of long-term debt                             (19.9)    (115.1)
     Proceeds from issuance of long-term debt                51.0      196.8
  Change in short-term debt, net                            (13.8)       -
                                                           ------     ------
       Net cash provided by (used in) financing
        activities                                            3.8      (27.5)
                                                           ------     ------

Net change in cash and cash equivalents                      (5.7)     (13.7)
Cash and cash equivalents - beginning of period              17.4       19.4
                                                           ------     ------
Cash and cash equivalents - end of period                  $ 11.7     $  5.7
                                                           ------     ------
(See Notes to Condensed Financial Statements on Page 5)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Oil and Gas Exploration Charges
-------------------------------

As part of the exploration program with McMoRan Oil & Gas Company (MOXY), PLP incurred $0.7 million and $19.6 million of exploration expenses for the three and nine months ended September 30, 1998, respectively. These expenses were primarily related to the following: (i) dry hole costs which largely resulted from unsuccessful drilling at West Cameron 157, Atchafalaya Bay and Grand Isle 54; and (ii) geological and geophysical expenses.

In 1997, PLP participated in a joint venture with Phillips Petroleum Company and MOXY in a North Bay Junop prospect (North Bay Junop Joint Venture). In April 1997, the North Bay Junop Joint Venture completed drilling of the second of two high-risk, high-potential prospects which have been drilled within the North Bay Junop Joint Venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, however it was completed in a shallower zone, resulting in a $6.2 million charge to exploration expense for the nine months ended September 30, 1997. In addition, exploratory wells drilled at the Eugene Island Block 19, Vermilion Block 159 and Grand Isle Block 65 prospects did not discover commercial hydrocarbons, resulting in an additional $9.1 million of expense in 1997.

2.	Impairment Assessment of Sulphur Assets
---------------------------------------

	As a result of a review of its sulphur assets at September 30, 1997, PLP concluded that the carrying value of its sulphur assets, primarily the Main
Pass Block 299 businesses, exceeded the undiscounted estimated future net cash flows, and, therefore, an impairment write-down of $384.5 million was recorded. Fair values were determined using discounted estimated future cash flows related to these assets. This write-down is reflected in the accompanying financial statements as additional depreciation and amortization charges.

3.  Restructuring Charge
--------------------

IMC Global Inc. (IMC), the administrative managing general partner of PLP, recently announced the consolidation of its phosphate and potash businesses into a new operating entity, IMC Crop Nutrients. Concurrent with forming IMC Crop Nutrients, IMC is undertaking an extensive program of performance improvement in the phosphate business, targeting productivity increases, operating cost reductions and major asset restructuring. IMC is in the process of evaluating the accounting impact of the foregoing restructuring activities and currently expects to record a charge to earnings (Charge) related to such restructuring activities, in an as yet undetermined amount, in the fourth quarter of 1998. This Charge will be reflected in PLP's results of operations commensurate with PLP's ownership interest in IMC-Agrico Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.(1)

Results of Operations
---------------------

Three months ended September 30, 1998 vs. three months ended
September 30, 1997
---------------------------------------------------------------------

Overview
Phosphate Resource Partners Limited Partnership, formerly
Freeport-McMoRan Resource Partners, Limited Partnership (PLP), is a joint venture partner in IMC-Agrico Company (IMC-Agrico).
IMC-Agrico's business includes the mining and sale of phosphate rock and the producing, marketing and distributing of phosphate crop nutrients and animal feed ingredients.

IMC-Agrico was formed as a joint venture partnership in July 1993 when PLP and IMC Global Inc. (IMC) contributed their respective phosphate crop nutrients businesses to IMC-Agrico. PLP's business operations now consist of: (i) its joint venture interest in IMC-Agrico; (ii) its interest in the oil and gas exploration program with McMoRan Oil & Gas Company (MOXY); and (iii) certain other oil and gas operations.

PLP's third quarter net sales of $156.4 million decreased 20 percent from $196.2 million in the year-earlier period principally due to the absence in this quarter's results of PLP's sulphur business and its
58.3 percent interest in the Main Pass Block 299 businesses (Main
Pass), both of which were transferred to Freeport-McMoRan Sulphur Inc. (FSC) as a result of Freeport-McMoRan Inc.'s (FTX) merger with IMC (FTX Merger) in December 1997.

PLP's gross margins of $42.1 million in the third quarter decreased from gross margins of $49.7 million in the third quarter of 1997, excluding a one-time $384.5 million impairment charge related to sulphur assets recorded in the third quarter of 1997. See Note 2, "Impairment Assessment of Sulphur Assets," of Notes to Condensed Financial Statements. This decrease was primarily the result of the absence in this year's results of PLP's sulphur business and its 58.3 percent interest in Main Pass, partially offset by a 15 percent increase in IMC-Agrico's gross margins. See "IMC-Agrico Company" below for further detail.

IMC-Agrico Company
IMC-Agrico's operations consist of its phosphate crop nutrients business (Phosphates) and its animal feed ingredients business (Feed Ingredients).

The amounts included in the following Phosphates and Feed Ingredients discussions are shown in total for IMC-Agrico, unless otherwise indicated.

Phosphates
Phosphates' net sales for the third quarter remained relatively unchanged as they decreased $1.6 million from $354.3 million in 1997 to $352.7 million in 1998, primarily as a result of lower concentrates sales volumes, partially offset by higher average sales realizations of concentrates and higher sales volumes of phosphate rock. Sales volumes of concentrated phosphates, primarily granular triple superphosphate (GTSP) and diammonium phosphate (DAP) declined $22.8 million. The decreased shipments were mainly attributable to aggressive pricing from competitors and lower shipments to Brazil and China due to severe weather and weakened economic conditions. Higher concentrate sales prices of $8.7 million were mainly caused by higher DAP realizations, while the increase in phosphate rock volumes of $11.0 million primarily resulted from additional sales to a large contract customer.

Gross margins increased 11 percent to $86.4 million in the third quarter compared to $77.9 million in the third quarter of 1997, mainly due to lower production costs and the higher prices discussed above, partially offset by the lower volumes discussed above. Production costs decreased compared to the prior year's third quarter primarily as a result of lower raw material costs for purchased ammonia and sulphur.

The following table summarizes Phosphates' sales of products and average selling prices for the three months ended September 30th:

                                                  1998     1997
  ----     ----
Sales volumes (in thousands of short tons)(a):   1,575    1,753
Average DAP price per ton(b):                     $182     $175

(a)	Sales volumes include tons sold captively and represent dry
product tons, primarily DAP.
(b)	Average prices represent sales made FOB plant.

Feed Ingredients
Feed Ingredients' net sales increased 12 percent to $41.8 million in the current quarter from $37.4 million in the prior year quarter, mainly as a result of an increase of $3.9 million in sales volumes, primarily in the Latin American market.

Gross margins increased 11 percent to $8.0 million in the third quarter from $7.2 million in the third quarter of 1997. This increase resulted from lower production costs primarily attributable to lower raw material costs and higher production volumes as discussed above.

Oil and Gas Operations
PLP participates in a multi-year, aggregate $210.0 million McMoRan Oil & Gas Exploration Program (MOXY Exploration Program). The exploration expenses of $0.7 million for the three months ended September 30, 1998 related primarily to the MOXY Exploration Program and were largely comprised of geological and geophysical expenses. The relatively low amount of exploration expenses recorded in the current quarter resulted from PLP reaching its investment requirement in the MOXY Exploration Program for the current year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $9.2 million, or 67 percent, to $4.5 million in the third quarter as compared to $13.7 million in the third quarter of 1997. The decrease was primarily due to the absence of certain general and administrative expenses as a result of the FTX Merger. These eliminated expenses included the following: (i) $2.4 million of general and administrative expenses resulting from sulphur operations which were transferred to FSC; and (ii) $5.5 million of expenses previously allocated by FTX to PLP, which were eliminated as a result of the FTX Merger.

Interest Expense
Interest expense totaled $10.1 million in the third quarter, an increase of $0.9 million or ten percent from the same period last year when interest expense totaled $9.2 million. The increase in interest expense was due to higher average borrowings in 1998 as compared to the prior year primarily as a result of additional borrowings used to fund oil and gas expenditures related to the MOXY Exploration Program.

Nine months ended September 30, 1998 vs. nine months ended September
30, 1997
---------------------------------------------------------------------

Overview
Net sales for the nine months ended September 30, 1998 of $511.2 million decreased 20 percent from $636.8 million in the same period one year ago primarily resulting from the absence in this year's results of PLP's sulphur business, including its interest in Main Pass, both of which were transferred to FSC as a result of the FTX Merger.

PLP's gross margins of $130.9 million for the first nine months of 1998 decreased $28.0 million from $158.9 million in the first nine months of 1997, excluding a one-time $384.5 million impairment charge related to sulphur assets recorded in the third quarter of 1997. See
Note 2, "Impairment Assessment of Sulphur Assets," of Notes to Condensed Financial Statements. The decrease primarily resulted from the absence in this years' results of PLP's sulphur business, including its 58.3 percent interest in Main Pass, partially offset by an increase of eight percent in IMC-Agrico's gross margins.

Phosphates
Phosphates' net sales for the first nine months of 1998 improved five percent to $1,173.8 million compared to $1,114.3 million for the same period last year primarily due to increased concentrate sales volumes and higher average sales realizations. Sales volumes of concentrated phosphates, primarily domestic shipments of DAP and domestic and international shipments of granular monoammonium phosphate, increased by $41.6 million from the same prior year period. These favorable volume variances reflected the following factors: (i) a strong spring season; (ii) an increase in the number of supply contracts over the prior period; (iii) an active summer fill program; and (iv) significant spot sales to co-ops. Average sales realizations for the first nine months of 1998 increased $12.2 million as compared to the prior year period primarily as a result of higher international GTSP realizations and an increase in the transfer price of phosphoric acid sold to Feed Ingredients. See "Feed Ingredients" discussion below.

Gross margins increased 13 percent to $273.7 million for the first nine months of 1998 compared to $242.5 million for the first nine months of 1997, mainly due to lower production costs and the higher volumes and prices discussed above. Production costs decreased compared to the prior year's first nine months primarily as a result of lower raw material costs for purchased ammonia and sulphur, partially offset by increased costs for phosphate rock operations.

The following table summarizes Phosphates' sales of products and average selling prices for the nine months ended September 30th:

 1998       1997
 ----       ----
Sales volumes (in thousands of short tons)(a):  5,494      5,321
Average DAP price per ton(b):                    $177       $177

(a)	Sales volumes include tons sold captively and represent dry
product tons, primarily DAP.
(b)	Average prices represent sales made FOB plant.

Feed Ingredients
Net sales decreased one percent to $120.0 million for the first nine months of 1998 from $121.4 million in the first nine months of the prior year, mainly the result of a decrease of $1.3 million in sales prices. This decrease was primarily attributable to weakened global economies.

Gross margins decreased 34 percent to $21.7 million for the first nine months of 1998 from $33.0 million for the first nine months of 1997. This was mainly due to the lower prices discussed above coupled with higher production costs, which primarily resulted from a change in the transfer price of phosphoric acid from Phosphates to Feed Ingredients.

Oil and Gas Operations
Exploration expenses were $19.6 million for the nine months ended September 30, 1998 as compared to $15.3 million for the nine months ended September 30, 1997. Current year exploration expenses were primarily the result of the MOXY Exploration Program and were mainly comprised of the following: (i) dry hole costs which largely resulted from unsuccessful drilling at West Cameron 157, Atchafalaya Bay and Grand Isle 54; and (ii) geological and geophysical expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $18.6 million, or 48 percent, to $20.4 million for the first nine months of 1998 as compared to $39.0 million for the same period one year ago. The decrease was primarily due to the absence of certain general and administrative expenses as a result of the FTX Merger. These eliminated expenses included the following: (i) $6.8 million of general and administrative expenses resulting from sulphur operations which were transferred to FSC; and (ii) $14.8 million of expenses previously allocated by FTX, which were eliminated as a result of the FTX Merger.

Interest Expense
Interest expense totaled $29.7 million for the first nine months of 1998, up $3.5 million or 13 percent from the same period last year when interest expense totaled $26.2 million. The increase in interest expense was due to higher average borrowings for the first nine months in 1998 as compared to the same period of the prior year primarily as a result of additional borrowings used to fund oil and gas expenditures related to the MOXY Exploration Program.

Capital Resources and Liquidity
-------------------------------

Liquidity and Operating Cash Flow
Cash and cash equivalents as of September 30, 1998 were $11.7 million as compared to $17.4 million at December 31, 1997. PLP generates cash through its joint venture operations in IMC-Agrico and has borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $52.0 million for the nine months ended September 30, 1998 versus $110.8 million for the same period one year ago. The decrease in net cash provided by operating activities of $58.8 million was mainly the result of: (i) a decrease in earnings of $14.7 million, excluding the one-time impairment charge related to sulphur assets of $384.5 million; (ii) a decrease in cash distributions from IMC-Agrico in excess of interest in capital of $34.7 million primarily as a result of PLP's capital and cash ownership interests in IMC-Agrico becoming equal on July 1, 1997; and (iii) other net cash decreases of $9.4 million.

Net cash used in investing activities for the first nine months of 1998, which consisted primarily of capital expenditures, decreased to $61.5 million from $97.0 million in the same period one year ago.
The decrease was mainly attributable to the absence of acquisitions of assets held for sale in the current year as compared with $45.3 million in the prior year. The prior year balance related to assets purchased by PLP to be sold to MOXY upon MOXY's completion of its public rights offering. Partially offsetting this decrease was an increase in capital expenditures of $11.7 million. See "Capital Expenditures" below for further detail.

Net cash provided by financing activities for the nine month period was $3.8 million for the current year compared to net cash used in financing activities of $27.5 million for the same period in the prior year. The increase in cash provided by financing activities of $31.3 million was primarily due to a decrease in distributions to unitholders of $95.7 million during the first nine months of the current year which was the result of increased MOXY Exploration Program funding requirements. This was partially offset by a decrease in net debt proceeds of $64.4 million. The higher net debt proceeds in the prior year were primarily attributable to the additional capital requirements for the MOXY Exploration Program and the MOXY rights offering.

Capital Expenditures
Capital expenditures increased $11.7 million from the prior year primarily due to an increase in oil and gas expenditures of $12.3 million related to the MOXY Exploration Program which was entered into by PLP and MOXY in March 1997 and subsequently modified in December 1997. Capital expenditures related to the MOXY Exploration Program totaled $40.1 million for the first nine months of 1998 and primarily included: (i) $27.3 million of exploration costs which were capitalized and will remain so until a determination of the viability of each well is made; and (ii) well development costs of $12.8 million.

Distributions
In October 1998, PLP declared a distribution of $0.09 per unit payable on November 13, 1998 to unitholders of record as of November 6, 1998. PLP's distributable cash is shared ratably by PLP's public unitholders and its administrative managing general partner, IMC, except that IMC will be entitled to receive payment for cash distributions not paid in prior quarters ($431.3 million unpaid at September 30, 1998) from one-half of the quarterly distributable cash after the payment of $0.60 per unit in any quarter to all PLP unitholders.

PLP's future distributions will primarily depend on the following factors: (i) distributions received from IMC-Agrico; (ii) the cash requirements of its oil and gas exploration activities, net of any cash flows from production or sale of discovered reserves; (iii) the level and methods of financing its capital expenditure needs; and
(iv) costs related to reclamation and growth projects. PLP's share of IMC-Agrico cash distributions totaled $99.0 million for the first nine months of 1998 which reflected the reduction in PLP's share of cash distributions from IMC-Agrico effective July 1, 1997 from 54.4 percent to 41.5 percent. Future distributions from IMC-Agrico will depend primarily on concentrated phosphate market conditions.

Restructuring Charge
--------------------

IMC, the administrative managing general partner of PLP, recently announced the consolidation of its phosphate and potash businesses into a new operating entity, IMC Crop Nutrients. Concurrent with forming IMC Crop Nutrients, IMC is undertaking an extensive program of performance improvement in the phosphate business, targeting productivity increases, operating cost reductions and major asset restructuring. IMC is in the process of evaluating the accounting impact of the foregoing restructuring activities and currently expects to record a charge to earnings (Charge) related to such restructuring activities, in an as yet undetermined amount, in the fourth quarter of 1998. This Charge will be reflected in PLP's results of operations commensurate with PLP's ownership interest in IMC-Agrico Company.

Year 2000 Compliance
--------------------

All references herein to PLP refer to PLP's business activities as executed through its ownership interest in IMC-Agrico, its interest in the MOXY Exploration Program and certain other oil and gas operations. Like other businesses dependent on modern technology, PLP must address potential Year 2000-related issues. PLP is progressing through a comprehensive program (Year 2000 Program) to evaluate and address the impact of Year 2000-related issues on its operational systems, business application software, computer hardware, facilities infrastructure and equipment with embedded technology and Year 2000-related risks associated with its vendors and customers.

PLP's Year 2000-related effort is a cooperative venture coordinated among all of the business units of IMC and appropriate members of IMC's senior management. Progress reviews are held periodically with senior management and the Board of Directors of IMC. IMC has also created the position of Year 2000 Risk Manager to provide leadership, oversight and coordination of its Year 2000 project.

State of Readiness
PLP is using both internal and external resources to implement its Year 2000 Program, which includes the following overlapping phases: system inventory and analysis; remediation, testing and implementation; and vendor and customer review . PLP expects that its Year 2000 Program will be substantially complete by the end of the third quarter of 1999.

System Inventory and Analysis Phase
-----------------------------------
The system inventory and analysis phase consists of compiling a detailed inventory of all of PLP's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and, therefore, require remediation. PLP has focused specifically on the following seven target areas: business application software, mainframe hardware and software, network servers, desktop environment, network and telephone systems, non-information technology assets and facilities, and major suppliers and service providers. This analysis has involved both an internal assessment conducted by PLP engineers, technicians, and managers, as well as contact with the manufacturers of computer systems and equipment used by PLP in its operations. PLP has substantially completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by PLP during this stage include the following systems: equipment maintenance, spare parts inventory, purchasing, mine simulation, payroll/human resource and financial/accounting. In addition, certain PLP plants have identified production control systems that will require Year 2000-related remediation in order to remain operative.

Remediation, Testing and Implementation Phase
---------------------------------------------
The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each specific date
sensitive item.   The remediated item is then tested and returned to
normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. System manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing.

As a separate initiative, IMC is implementing its Global Vision Project, an enterprise-wide resource planning (ERP) software package. Its scope includes accounts payable, inventory, purchasing, general ledger, payroll, human resources, and plant maintenance. This new ERP software and the improvements to the infrastructure hardware required to support the Global Vision Project should further remediate issues associated with the Year 2000.

Vendor and Customer Review
--------------------------
Vendor reviews consist of assessing vendor readiness and, if necessary, identifying alternate channels to receive critical materials and/or supplies. PLP has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. PLP currently is analyzing the information provided in these responses, and will determine the best way to address any specific issues. As an additional precaution, PLP's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

Although PLP is attempting to monitor and validate the efforts of other parties, it may not have control over the success of these efforts. If satisfactory commitments from key suppliers are not received, PLP is forming plans for the continuing availability of critical materials and supplies through alternate channels. In general, however, PLP is satisfied with the progress made by critical vendors to date and no critical issues have been identified.

In addition to investigating its key suppliers, PLP will be contacting key customers to explain its Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers.

MOXY Review
-----------
PLP will be assessing Year 2000-related issues with respect to the MOXY Exploration Program. PLP is monitoring the public disclosures of MOXY with respect to its progress toward remediation of its Year 2000-related issues and, as appropriate, has discussions with MOXY personnel regarding MOXY's Year 2000-related issues.

Costs
PLP does not currently expect that the costs of addressing its Year 2000-related issues will have a material effect on its financial position, results of operations or liquidity. Costs related to Year 2000-related issues are expensed as incurred and are funded through operating cash flows. PLP estimates its total Year 2000-related technology and non-information technology systems remediation costs to be approximately $1.7 million, of which $0.6 million will be expended in 1998. The remaining costs will be incurred during 1999. A sizable portion of these costs represents the redeployment of existing employee resources rather than incremental expenses.

Risks
Progress reports on PLP's Year 2000 Program are presented regularly to IMC's Board of Directors and senior management. As the program continues, PLP may discover additional Year 2000-related challenges, including that remediation plans are not feasible or that the cost of such plans exceed current expectations. In many cases, PLP is relying on written assurances from vendors that the current systems are able to, or that new or upgraded systems acquired by PLP will, adequately address Year 2000-related issues. PLP believes that one of its principal Year 2000-related risks is the effect Year 2000-related issues will have on its vendors, especially its utilities vendors. A substantial part of PLP's day-to-day operations is dependent on power, transportation systems and telecommunication services, as to which alternative sources of service may not be available. PLP will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further diminish the extent of any impact Year 2000-related issues may have on PLP. Although there can be no assurance that PLP will be able to complete all of the modifications in the required time frame or that no unanticipated events will occur, it is management's belief that PLP is taking adequate action to address Year 2000-related issues. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should PLP's remediation efforts or the efforts of those it does business with not be successful. If either PLP or its vendors fail to adequately address Year 2000-related issues, PLP may suffer business interruptions. If such interruptions cause PLP to be unable to fulfill its obligations to third parties, PLP may potentially be exposed to third party liability.

Contingency Planning
At the present time, PLP has plans to develop contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. PLP's Year 2000-related strategy is currently emphasizing remediation, testing, and implementation activities. PLP will initiate contingency planning in early 1999.

Item 3.	Market Risk.

PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At September 30, 1998, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1997.

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

In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (the Director Defendants) and MOXY. IMC alleges that the Director Defendants, as the directors of PLP's administrative managing general partner, FTX, owed duties of loyalty to PLP and its limited partnership unitholders. IMC further alleges that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX. IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies lost as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss Plaintiffs' claims. IMC intends to pursue this action vigorously.

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

(a) Exhibits.

    Exhibit No.                  Description
--------------------------------------------------------------------------
            27                           Financial Data Schedule

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


                                       PHOSPHATE RESOURCE PARTNERS
                                       LIMITED PARTNERSHIP

                                       By:     IMC GLOBAL INC.,
                                               Its Administrative Managing
                                               General Partner

                                       By:     /s/  Anne M Scavone
                                               ------------------------------
                                               Anne M. Scavone
                                               Vice President and Controller
                                               (on behalf of the Registrant
                                                and as Chief Accounting
                                                Officer)
Date:  November 13, 1998

--------------------------------
(1)	Except for statements of historical fact contained herein, the statements appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1,
"Legal Proceedings," presented herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions in localities where the Company operates; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal, including environmental, and administrative proceedings involving the Company, the completion of the Company's Year 2000 plan, and the other risk factors reported from time to time in the Company's SEC reports.