Form 10-K
period 1998-12-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1999-03-30
CIK 793421

----------------------------------------------------------------------
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ----------------------
                          FORM 10-K

            X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---        THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1998
                        Commission file number 1-9164

        Phosphate Resource Partners Limited Partnership
             (Exact name of registrant as specified in its charter)

                 Delaware                              72-1067072
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification No.)

             2100 Sanders Road                          60062
            Northbrook, Illinois                       (Zip Code)
    (Address of principal executive offices)

     Registrant's telephone number, including area code: (847) 272-9200

         Securities registered pursuant to Section 12(b) of the Act:

       Title of each class       Name of each exchange on which registered
       -------------------       -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ---
State the aggregate market value of the voting units held by non-affiliates of the Registrant: $603,940,365 as of March 15, 1999. Market value is based on the March 15, 1999 closing price of the Registrants depositary units as reported on the New York Stock Exchange Composite Transactions for such date.

---------------------------------------------------------------------

      Phosphate Resource Partners Limited Partnership

                      1998 FORM 10-K CONTENTS

Item                                                          Page
------------------------------------------------------------------

Part I:

1.     Business                                                 1
         Partnership Profile                                    1
         Business Operations Information                        2
         Factors Affecting Demand                               7
         Other Matters                                          7
2.     Properties                                              11
3.     Legal Proceedings                                       11
4.     Submission of Matters to a Vote of Security Holders     12

Part II:

5.     Market for the Registrant's Partnership Units and
        Related Unitholder Matters                             12
6.     Selected Financial Data                                 14
7.     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    14
7a.    Quantitative and Qualitative Disclosures about
        Market Risk                                            25
8.     Financial Statements and Supplementary Data             25
9.     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                   48

Part III:

10.    Directors and Executive Officers of the Registrant      48
11.    Executive Compensation                                  49
12.    Security Ownership of Certain Beneficial Owners
        and Management                                         49
13.    Certain Relationships and Related Transactions          50

Part IV:

14.    Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                    50

Signatures                                                    S-1

Exhibit Index                                                 E-1

Index to Financial Statements                                 F-1

PART I.

Item 1.   Business.

          PARTNERSHIP PROFILE

          Phosphate Resource Partners Limited Partnership (PLP), through its joint venture operation in IMC-Agrico Company (IMC-Agrico), is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. PLP also participates in the exploration and production of oil and gas (Exploration Program) primarily through its agreement with McMoRan Exploration Company (MMR), formerly McMoRan Oil & Gas Co. (MOXY).

          IMC-Agrico's business includes the mining and sale of phosphate rock and the production, marketing and distribution of phosphate crop nutrients and animal feed ingredients. IMC-Agrico was formed as a joint venture partnership in July 1993 when PLP and IMC Global Inc. (IMC) contributed their respective phosphate crop nutrients businesses to IMC-Agrico. IMC-Agrico is 41.5 percent owned by PLP and 58.5 percent by IMC.

          In November 1998, MOXY and Freeport-McMoRan Sulphur Inc.
          (FSC) merged and became wholly-owned subsidiaries of a newly formed holding company, MMR (MMR Merger). MOXY stockholders received 0.2 MMR shares for each common share of MOXY held at the time of the MMR Merger which resulted in PLP owning 0.8 million shares, or approximately six percent, of outstanding MMR common stock.

          Through its involvement in the Exploration Program, PLP is a partner in a multi-year $210.0 million oil and gas exploration program to explore and develop prospects primarily offshore in the Gulf of Mexico (Gulf) with MMR and an individual investor (Investor). See "Oil and Gas," for further detail.

          Until December 22, 1997, PLP also owned certain sulphur mining, transportation, terminaling and marketing assets. These assets included a 58.3 percent interest in the Main Pass 299 sulphur and oil and gas joint venture (Main Pass), for which PLP served as manager and operator and in which IMC owned a 25.0 percent interest. On December 22, 1997, Freeport-McMoRan Inc. (FTX), the former administrative managing general partner and owner of a 51.6 percent interest in PLP, merged into IMC (FTX Merger). In connection with the FTX Merger, IMC became administrative managing general partner (General Partner) of PLP. Immediately prior to the FTX Merger, PLP contributed certain assets to FSC, including PLP's interest in Main Pass, the Culberson sulphur mine in Texas and various related sulphur terminaling and transportation assets in the onshore coastal area of the Gulf (Gulf Coast Area). In connection with the FTX Merger, IMC also contributed its 25.0 percent interest in Main Pass to FSC. PLP immediately thereafter distributed its FSC shares to PLP unitholders, including FTX. FTX then, in turn, distributed FSC shares to its shareholders. As a result, prior to the MMR Merger, PLP did not own any direct or indirect interest in FSC. However, subsequent to the MMR Merger, PLP now owns an indirect interest in FSC as a result of its six percent interest in MMR.

          PLP's business operations now consist of: (i) its joint venture interest in IMC-Agrico; (ii) its interest in the Exploration Program with MMR; and (iii) certain other oil and gas operations. All references herein to PLP refer to PLP's business activities as executed through its ownership interest in IMC-Agrico, its interest in the Exploration Program and certain other oil and gas operations.

          PLP is a publicly traded Delaware limited partnership. As of December 31, 1998, IMC, the General Partner, held partnership units representing an approximate 51.6 percent interest in PLP. The remaining interests are publicly owned and traded on the New York Stock Exchange (NYSE). See "Other Matters - Relationship Between PLP and IMC," for further detail.

          BUSINESS OPERATIONS INFORMATION

          The following business operations discussion should be read in conjunction with the information contained in Part II,
          Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

          IMC-Agrico Company
          (The amounts included in the IMC-Agrico discussion are shown in total for the joint venture, unless otherwise noted. IMC-Agrico is 41.5 percent owned by PLP.)

          In July 1993, PLP and IMC contributed to IMC-Agrico their respective phosphate crop nutrients businesses, including the mining and sale of phosphate rock and the production, marketing and distribution of phosphate crop nutrients.

          IMC, as the General Partner, is responsible for the operation
          of IMC-Agrico.   Subject to the terms of the IMC-Agrico
          Partnership Agreement (Partnership Agreement) IMC has the sole authority to make certain decisions affecting IMC-Agrico, including authorizing certain capital expenditures for expansion; incurring certain indebtedness; approving significant acquisitions and dispositions; and determining certain other matters.

          PLP's share of IMC-Agrico's net sales were $687.1 million, $683.8 million and $781.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. IMC-Agrico's operations consist of its phosphate crop nutrients business (IMC-Agrico Phosphates) and its animal feed ingredients business (IMC-Agrico Feed Ingredients).

          IMC-Agrico Phosphates

          Net sales for IMC-Agrico Phosphates (Phosphates) were $1,572.8 million, $1,484.8 million and $1,661.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Phosphates is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 20.0 million tons of annual capacity. Phosphates is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. Phosphate's concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

          Phosphates' facilities, which produce concentrated phosphate, are located in central Florida and Louisiana. Its annual capacity represents approximately 32 percent of total United States concentrated phosphate production capacity and approximately ten percent of world capacity. The Florida concentrated phosphate facilities consist of three plants:
          New Wales, Nichols and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.8 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces four forms of concentrated phosphates: diammonium phosphate (DAP), monoammonium phosphate (MAP), granular triple superphosphate (GTSP) and merchant grade phosphoric acid. The Nichols facility manufactures phosphoric acid, DAP and granular MAP (GMAP). The South Pierce plant produces phosphoric acid and GTSP. The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid which is then shipped to the Faustina and Taft plants where it is used to produce DAP and GMAP. The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed in order to balance Phosphates' output with customer needs. Phosphates suspended phosphoric acid production at its Nichols facility in October 1998 and suspended production at its Taft facility in November 1998 in response to reduced market demands. The Taft facility subsequently resumed production in January 1999.

          Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

          Phosphate Rock
          All six of Phosphates' phosphate mines and related mining operations are located in central Florida. Phosphates extracts phosphate ore through surface mining after removal of a ten to 50 foot layer of sandy overburden and then processes the ore at one of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. Currently, four of Phosphates' phosphate mines are operating while one was idled in November 1998 and another was idled in January 1999. One of the operating mines will permanently close in mid-1999 pursuant to the restructuring of operations initiated by IMC (Restructuring Plan). See "Restructuring Charges," in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for further detail. The present mining plan, developed in conjunction with the Restructuring Plan, anticipates the re-start of the two idle mines in the second half of 1999. The mining plan was developed to maximize the available resources, lower the cost of producing rock and manage the level of phosphate rock inventory.

          Phosphates' phosphate rock production volume for the years ended December 31, 1998, 1997 and 1996 totaled 20.0 million,
          20.0 million and 22.5 million tons, respectively. Anticipated production in 1999 will be less than the prior years as Phosphates reduces its level of rock inventory through the temporary idling of the two mines. Although Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates.
          Tons used internally, primarily in the manufacture of concentrated phosphates, totaled 14.8 million, 14.1 million and 14.3 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing 74 percent, 70 percent and 64 percent, respectively, of total tons produced.
          Product shipments to customers totaled 5.0 million, 4.6 million and 6.5 million tons for the years ended December 31, 1998, 1997 and 1996, respectively. Customer shipments have been reduced in order to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

          Phosphates estimates its proven reserves to be 530.0 million tons of phosphate rock as of December 31, 1998. These reserves are controlled by Phosphates through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 66 percent BPL. BPL is the standard industry term used to grade the quality of phosphate rock. The phosphate rock mined by Phosphates in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. Phosphates estimates its reserves based upon the performance of exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

          Phosphates also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources). Resources are mineralized deposits which may be economically recoverable; however, additional geostatistical analyses, including further explorations, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, Phosphates believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by Phosphates but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 114.0 million tons. Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations, and consequently, Phosphates' ability to mine these Resources may be restricted.

          Sulphur
          A significant portion of Phosphates' sulphur requirements is provided by the sulphur subsidiary of MMR under a supply agreement with Phosphates. Phosphates' remaining sulphur requirements are provided by market contracts.

          Ammonia
          Phosphates' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

          Sales and Marketing
          Domestically, Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. Phosphates also uses concentrated phosphates internally for the production of animal feed ingredients (see IMC-Agrico Feed Ingredients). Virtually all of Phosphates' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which Phosphates administers on behalf of three other member companies. PhosChem believes that its sales represent approximately 53 percent of total United States exports of concentrated phosphates. The countries which account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, India, Japan and Brazil. In 1998, Phosphates' exports to Asia and China were 48 percent and 27 percent, respectively, of total shipments.

          The table below shows Phosphates' shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

                                    1998         1997         1996
                                 ----------   ----------   ----------
                                  Tons    %    Tons    %    Tons    %
                                  ----    -    ----    -    ----    -
          Domestic
            Customers            2,373   32   2,065   29   2,350   32
            Captive, to other
             business units        563    8     615    9     581    8
                                 -----  ---   -----  ---   -----  ---
                                 2,936   40   2,680   38   2,931   40

          Export                 4,377   60   4,425   62   4,451   60
                                 -----  ---   -----  ---   -----  ---

          Total shipments        7,313  100   7,105  100   7,382  100
                                 -----  ---   -----  ---   -----  ---

          As of December 31, 1998, Phosphates had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates and phosphate rock amounting to approximately 2.7 million tons and 5.2 million tons, respectively, in 1999.

          Competition
          Phosphates operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.

          IMC-Agrico Feed Ingredients

          Net sales for IMC-Agrico Feed Ingredients (Feed Ingredients) were $164.4 million, $163.5 million and $154.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

          Feed Ingredients is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons. In the first quarter of 1998, Feed Ingredients started construction on the expansion of its deflourinated phosphate [Multifos(Registered Trademark)] capacity at its manufacturing operations at the New Wales facility located in central Florida. The project will increase the annual capacity for Multifos(Registered Trademark) to 200,000 tons and will increase Feed Ingredients total annual production to approximately 770,000 tons. The principal production facilities of Feed Ingredients are located adjacent to, and utilize raw materials from, Phosphates' concentrated phosphate complex at New Wales.

          Sales and Marketing
          Feed Ingredients supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. Feed Ingredients sources phosphate and potassium raw materials from IMC's respective production facilities. Feed Ingredients has a strong brand position in the $1.0 billion global market with products such as Biofos(Registered Trademark), Dynafos(Registered Trademark), Multifos(Registered Trademark), Dyna-K(Registered Trademark) and Dynamate(Registered Trademark).

          Competition
          Feed Ingredients operates in a competitive global market. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is driven by quality, service and price.

          Oil and Gas

          All information concerning MMR or its subsidiaries is derived, unless the context otherwise suggests, from either publicly available information concerning MMR and/or its subsidiaries or information otherwise provided to PLP by MMR or its subsidiaries. PLP has made no independent investigation as to the reliability or accuracy of such information.

          MMR, through a subsidiary, is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas. MMR operations are conducted offshore in the Gulf and onshore in the Gulf Coast Area. MMR manages and operates the Exploration Program, selecting all prospects and drilling opportunities, as well as serving as operator. Under the Exploration Program, which was amended in December 1997 to include the Investor, most exploration expenditures will be shared 56.4 percent by PLP,
          37.6 percent by MMR and six percent by the Investor, with all other costs and revenues shared 47.0 percent by PLP, 48.0 percent by MMR and five percent by the Investor. Exploration expenditures consist of all costs associated with leasehold acquisition and maintenance, geological and geophysical studies, seismic surveys, drilling exploratory wells, overhead reimbursements and all other aspects of identifying prospects and drilling exploratory wells. PLP and MMR received credits against their program commitment for an aggregate of $8.3 million for certain exploratory costs. As of December 31, 1998, PLP's total exploration spending to date was approximately $70.0 million. The Exploration Program will terminate after initial exploration program expenditures of $210.0 million, of which PLP's share is $120.0 million, have been committed or on March 31, 2002, whichever is earlier.

          When successful wells are drilled, PLP has the opportunity to invest in development activities designed to allow the wells to produce and sell oil and gas. At December 31, 1998, PLP had invested approximately $15.0 million in development activities, substantially all of which was invested during 1998. No oil and gas properties owned by PLP were materially producing and selling oil or gas at the end of 1998. IMC, on behalf of the PLP public unitholders, seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. See Part I, Item 3, "Legal Proceedings," of this Annual Report on Form 10-K.

          FACTORS AFFECTING DEMAND

          PLP's results of operations historically have reflected the effects of several external factors which are beyond its control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, IMC-Agrico's business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

          PLP's export sales to foreign customers are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls; expropriation and other economic, political and regulatory policies of local governments; and laws and policies of the United States affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year. While management does not believe the current economic conditions in Asia and Latin America will have a material adverse effect on PLP's results, there can be no assurance that a continuation of such economic conditions would not materially impact results. See Note 13, "Operating Segments," of Notes to Financial Statements in
          Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

          In 1998, sales to China accounted for approximately 21 percent of PLP net sales. No single customer or group of affiliated customers accounted for more than ten percent of PLP net sales.

          OTHER MATTERS

          Environmental Health and Safety Matters

          PLP's Program

          PLP's Environmental, Health and Safety (EHS) Plan (EHS Plan) is a comprehensive plan designed to achieve sustainable, predictable, measurable and verifiable EHS performance. Through the EHS Plan, PLP endeavors to ensure that it satisfies its obligations. As a producer and distributor of phosphate crop nutrients and a participant in oil and gas activities, PLP is subject to a myriad of international, federal, state, and local environmental, health and safety laws. These ever-evolving standards regulate, or propose to regulate: (i) the content and use of PLP's products; (ii) the conduct of PLP's exploration, mining, development and production operations, including employee safety procedures;
          (iii) the management and handling of raw materials; (iv) air and water quality; (v) disposal of hazardous and solid wastes; and (vi) post-mining land reclamation or post-production well closure. For new regulatory programs, it is difficult to ascertain future compliance obligations or estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. PLP believes that the EHS Plan allows PLP to respond to these regulatory requirements while minimizing EHS risk and associated costs. Nevertheless, there can be no assurance that unexpected or additional costs, penalties, or liabilities will not be incurred.

          PLP has expended, and anticipates that it will continue to expend, substantial resources, both financial and managerial, to comply with EHS standards. In 1999, environmental capital expenditures for IMC-Agrico will total approximately $49.0 million, primarily related to the construction of wastewater treatment areas in Florida, modification and construction projects associated with phosphogypsum stacks at IMC-Agrico's three concentrates plants in Florida and in Louisiana, and remediation of contamination at current or former operations. Additional expenditures for land reclamation activities will total approximately $19.0 million. In 2000, IMC-Agrico expects environmental capital expenditures will be approximately $44.0 million and expenditures for land reclamation activities to be approximately $20.0 million. Based on current information, it is the opinion of management that PLP's contingent liability arising from EHS matters including matters related to oil and gas activities, taking into account established reserves, will not have a material adverse effect on PLP's financial position or results of operations. However, no assurance can be given that greater-than-anticipated EHS expenditures will not be required in 1999 or in the future.

          Product Requirements and Impacts

          PLP's primary business is the production and sale of phosphate crop nutrients. International, federal and state standards: (i) require registration of all crop nutrients before those products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies at all regulatory levels have begun evaluating alleged environmental and health effects that might arise from the handling and use of products such as those manufactured by PLP. Most of these evaluations are in the initial stages. Some agencies have implemented or are considering standards that may restrict customers' use of PLP's products because of the alleged impacts; however, it is unclear whether the evaluations will result in additional regulatory requirements for the industry, including PLP. At this preliminary stage, PLP cannot estimate the potential impact of these standards on the market for PLP's products or on the expenditures that may be necessary to meet new requirements.

          Operating Requirements and Impacts

          Permitting
          PLP, through IMC-Agrico, holds numerous environmental and other permits authorizing operations at each of its facilities. A decision by a government agency to deny an application for a new or renewed permit, or to revoke or substantially modify an existing permit, could have a material adverse effect on PLP's ability to continue operations at the affected facility. Expansion of PLP's operations also is predicated upon securing the necessary environmental or other permits. The United States Environmental Protection Agency has recently proposed guidance that would allow organizations or communities to challenge federally authorized permits on the basis that those permits would have a disproportionate impact on minority or low-income communities. This guidance could impact the ability of PLP's phosphate operations to obtain timely permits, particularly in Louisiana.

          In addition, over the next two to six years, IMC-Agrico will be continuing its efforts to obtain permits in support of its anticipated Florida mining operations at the Ona and Pine Level properties. These properties contain in excess of 100 million tons of phosphate rock reserves. For years, IMC-Agrico has successfully permitted mining properties in Florida and anticipates that it will be able to permit these
          properties.   Nevertheless, a denial of these permits or the
          issuance of permits with cost-prohibitive conditions would adversely impact PLP by preventing it from mining at Ona or Pine Level.

          Mining Operations
          A significant number of EHS standards govern PLP's phosphate mining and oil well development and production activities. PLP and its affiliated entities like MMR are in substantial compliance with these standards. In October 1997, however, IMC-Agrico received three notices from the United States Army Corps of Engineers (Corps) alleging that IMC-Agrico had violated the permits authorizing phosphate mining in certain wetland areas. After an internal audit of its Corps permits, IMC-Agrico notified the Corps that IMC-Agrico had inadvertently disturbed, without permits, additional wetlands over which the Corps had asserted jurisdiction. IMC-Agrico has had discussions with the Corps to resolve these issues.
          A settlement agreement is pending and IMC-Agrico does not expect that the settlement will have a material adverse effect on IMC-Agrico's financial condition or operations.

          Management of Residual Materials
          Phosphate mining and processing and oil and gas operations generate residual materials that must be managed. Phosphate mining residuals such as overburden and sand tailings are used in reclamation, while clay residuals are deposited in clay ponds. Phosphate processing produces phosphogypsum which is stored in phosphogypsum stack systems. Oil and gas operations generate drilling muds and other wastes associated with well exploration and development. PLP has incurred and will continue to incur significant costs to manage its residual materials in accordance with environmental laws, regulations and permit requirements.

          Florida law may require IMC-Agrico to close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds after March 25, 2001 if the stack system or pond is demonstrated to cause a violation of Florida's groundwater quality standards. IMC-Agrico has already begun closure activities at its unlined gypsum stack at its New Wales facility in central Florida. IMC-Agrico cannot predict at this time whether Florida will require closure of any of its other stack systems. The costs of such closure could be significant. In addition, IMC-Agrico currently operates an unlined cooling pond at New Wales. Monitoring indicates that discharges from the unlined cooling pond are within Florida goundwater standards. As a result, IMC-Agrico is seeking a permit to continue operating this pond. IMC-Agrico anticipates that the permit will be granted during the second quarter of 1999. However, if IMC-Agrico does not receive the permit, it will need to line or relocate the cooling pond which is estimated to cost approximately $50.0 million.

          On-Site Remedial Activities
          Many of PLP's currently, and formerly, owned facilities, as well as facilities owned by IMC-Agrico, have been in operation for many years. The historical use and handling of regulated chemical substances and crop nutrients at these facilities by PLP, IMC-Agrico and predecesssor operators has resulted in soil and groundwater contamination. Spills or other unintended releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring PLP to undertake or fund cleanup efforts. At some locations, PLP has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination.

          Material expenditures could be required by PLP in the future to remediate the contamination at these current or former sites. It is PLP's policy to accrue environmental investigatory and non-capital remediation costs for identified sites when litigation has commenced or a claim or assessment has been asserted or is probable and the likelihood of an unfavorable outcome is probable. PLP cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites currently under investigation, sites for which investigations have not been performed, or at which unanticipated conditions are discovered.

          PLP believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for a portion of the costs that may be expended by PLP to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to PLP's acquisition of facilities or businesses from parties including ARCO; Conoco; the Williams Companies; Kerr-McGee Inc.; and certain other private parties. PLP has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures.

          Superfund
          The Comprehensive Environmental Response Compensation and Liability Act (Superfund), imposes liability without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, PLP is involved or concluding involvement at less than ten Superfund sites. PLP's liability at these sites, either alone or in the aggregate, is not currently expected to be material. As more information is obtained regarding the sites and the potentially responsible parties involved, this expectation could change.

          Employees

          PLP has no employees. At December 31, 1998, IMC-Agrico had approximately 4,284 employees. The work force consisted of 1,092 salaried and 3,192 hourly employees.

          Labor Relations

          IMC-Agrico has three collective bargaining agreements with three international unions or their affiliated local chapters. At December 31, 1998, approximately 86 percent of the hourly work force were covered under collective bargaining agreements. One agreement covering 48 percent of the hourly work force was negotiated during 1997. Resulting wage and benefit increases were consistent with competitive industry and community standards. Two agreements covering approximately 38 percent of the hourly work force were negotiated during 1998. IMC-Agrico has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

          Relationship Between PLP and IMC

          Management and Ownership
          IMC serves as the General Partner of PLP and the directors and officers of IMC perform all PLP management functions and carry out the activities of PLP. As of December 31, 1998, IMC held partnership interests that represented an approximate 51.6 percent interest in PLP. As a result of IMC's position as General Partner and of its ownership interest, IMC has the ability to control all matters relating to the management of PLP, including any determination with respect to the acquisition or disposition of PLP assets, future issuance of additional debt or other securities of PLP and any distributions payable in respect of PLP's partnership interests. In addition to such other obligations as it may assume, IMC has the general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the public unitholders of partnership interests.

          During 1998, PLP distributed $0.22 per unit to the public unitholders. On January 29, 1999, PLP announced that it would make a cash distribution of $0.10 per unit to public unitholders for the quarter ended December 31, 1998. Total unpaid distributions due to IMC of $431.3 million existed as of December 31, 1998. PLP's distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC is entitled to recover its unpaid cash distributions on a quarterly basis from one half of any excess of future quarterly distributions over $0.60 cents per unit for all units.

          Financing Arrangements
          Reference is made to the information set forth in Note 9, "Financing Arrangements," of Notes to Financial Statements in
          Part II, Item 8, "Financial Statements on Supplementary
          Data," of this Annual Report on Form 10-K.

          Conflicts of Interest
          The nature of the respective businesses of PLP and IMC and its affiliates may give rise to conflicts of interest between PLP and IMC. Conflicts could arise, for example, with respect to transactions involving potential acquisitions of businesses or mineral properties, the issuance of additional partnership interests, the determination of distributions to be made by PLP, the allocation of general and administrative expenses between IMC and PLP and other business dealings between PLP and IMC and its affiliates. Except in cases where a different standard may have been provided for, IMC has a general duty to act in good faith and to exercise rights of control in a manner that is fair and reasonable to the public unitholders. In resolving conflicts of interest, PLP's limited partnership agreement (PLP Agreement) permits IMC to consider the relative interest of each party to a potential conflict situation which, under certain circumstances, could include the interest of IMC and its other affiliates.

Item 2.   Properties.

          Information regarding the plant and properties of PLP is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 3.   Legal Proceedings.

          FTX Merger Litigation

          In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. IMC was alleged to have aided and abetted these breaches of fiduciary duty.

          In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of IMC.
          The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' moved the court to dismiss the amended complaint in November 1998. The plaintiffs have until March 1999 to file their response. IMC and PLP intend to defend this action vigorously.

          In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (Director Defendants) and MOXY. The Plaintiffs allege that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. The Plaintiffs further allege that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX.

          IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss the Plaintiffs' claims. The defendants filed their briefs in support of their motions in January 1999. IMC filed its amended complaint, and its responses to the motions to dismiss in February 1999. No trial date has been scheduled. IMC intends to pursue this action vigorously.

          In May 1998, Jacob Gottlieb filed an action (Gottlieb Action) on behalf of himself and all other PLP unitholders against the Director Defendants, MOXY and IMC asserting the same claims that IMC asserts in the IMC Action. Because IMC and PLP had already asserted these claims, IMC has filed a motion to dismiss the Gottlieb Action. The court has not set a briefing schedule for IMC's motion to dismiss. IMC and PLP intend to defend this action vigorously.

          Other

          PLP is involved from time to time in various legal proceedings of a character normally incident to its businesses. PLP believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of PLP. PLP, through IMC and IMC-Agrico, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses with such coverage limits as management of IMC deems prudent.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

PART II.

Item 5.   Market for Registrant's Partnership Units and Related
          Unitholder Matters.

          PLP's partnership units trade on the NYSE under the symbol PLP. The PLP unit price is reported daily in the financial press under "PLP" in most listings of NYSE securities. At March 15, 1999 the number of holders of record of the partnership's units was 8,867. Under federal law, ownership of PLP units is limited to "United States citizens." A United States citizen is defined as a person who is eligible to own interests in federal mineral leases, which generally includes: (i) United States citizens; (ii) domestic entities owned by United States citizens; and (iii) domestic corporations owned by United States citizens and/or certain foreign persons. The following table sets forth, for the periods indicated, the range of high and low sales prices, as reported by the NYSE.

                                    1998               1997
                              ---------------    ----------------
                               High      Low      High       Low
                               ----      ---      ----       ---
          First Quarter       $ 8.75   $ 6.63    $18.75    $16.50
          Second Quarter        7.38     5.44     17.13     14.38
          Third Quarter         9.25     6.25     14.81     12.06
          Fourth Quarter       10.81     7.88     12.81      8.56

          Ownership at December 31, 1998:
                                    Units         Percent
                                 -----------      -------
          Public unitholders      50,080,645        48.4
          IMC                     53,385,133(a)     51.6
                                 -----------       -----
                                 103,465,778       100.0
                                 ===========       =====

          (a) Includes 1,036,983 of partnership interests beneficially owned by IMC.

          Cash distributions declared and paid to public unitholders during 1998 totaled $0.22 per unit. Cash distributions to public unitholders are determined by available distributable cash resulting from operations of the partnership and the terms of the PLP Agreement. Distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC will be entitled to receive the unpaid cash distributions, totaling $431.3 million at December 31, 1998, from one-half of the quarterly distributable cash after the payment of $0.60 per unit to all unitholders. Cash and property distributions paid during 1998 and 1997 are shown below:

                                     1998
              ---------------------------------------------------
              Distribution
                Per Unit          Record Date        Payment Date
              ------------       ------------       -------------
                  $0.13          Aug. 7, 1998       Aug. 14, 1998
                   0.09          Nov. 5, 1998       Nov. 13, 1998

                                     1997
              Distribution
                Per Unit          Record Date        Payment Date
              ------------       ------------       -------------
                 $ 0.31         Apr. 30, 1997        May 15, 1997
                   0.33         Jul. 31, 1997       Aug. 15, 1997
                   0.10         Oct. 31, 1997       Nov. 15, 1997
             0.1 FSC share(b)   Dec. 22, 1997       Dec. 22, 1997

          (b) The December 22, 1997 distribution was a special distribution made in connection with the FTX Merger whereby PLP distributed its ownership in FSC. Each unitholder's basis for each PLP unit requires adjustment as a result of PLP's distribution of FSC. Further information regarding such adjustment was included with 1997 unitholder tax information.

Item 6.   Selected Financial Data.

                            Five Year Comparison
                   (In millions, except per unit amounts)

                                     Years ended December 31,
                           1998(a)  1997(b)  1996(c)  1995(d)  1994(e)
                          -------- -------- -------- -------- --------
          Statement of Operations Data:
          Net sales       $  687.3 $  842.5 $  957.0 $  995.1 $  765.3
          Operating earnings
           (loss)             69.5   (300.4)   211.8    194.6    120.6
          Earnings (loss)     32.3   (355.1)   177.3    161.4     84.0
          Earnings (loss)
           per unit           0.31    (3.43)    1.71     1.56     0.81
          Distributions per publicly held unit:
            Cash              0.22     1.34     2.44     2.42     2.40
            Property             -     1.21        -        -       -
          Average units
           outstanding       103.5    103.5    103.5    103.5    103.7

          Balance Sheet Data (at end of period):
          Property, plant
           and equipment,
           net            $  477.5 $  432.5 $  919.2 $  949.1 $  910.4
          Total assets       719.8    665.5  1,199.8  1,229.1  1,147.0
          Long-term debt,
           including
           current
           portion           561.3    519.8    403.4    384.6    369.0
         Partners' capital
           (deficit)        (159.0)  (168.4)   359.7    404.5    447.7

         (a) Includes charges of $62.6 million, or $0.61 per unit, resulting from the profit-improvement program initiated by IMC (Profit Improvement Program). See "Restructuring
              Charges," in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for further detail.
         (b) Includes charges totaling $406.0 million, or $3.92 per unit, consisting of $384.5 million for an impairment assessment of sulphur assets and $21.5 million related to the FTX Merger. Also includes a $14.5 million extraordinary loss, or $0.14 per unit, relating to early extinguishment of debt.


         (c) Includes a gain of $11.9 million, or $0.12 per unit, resulting from the increase in PLP's ownership of IMC-
              Agrico and non-recurring charges of $3.0 million, or $0.03 per unit, for asset valuations at IMC-Agrico.
         (d) Includes charges totaling $18.1 million, or $0.18 per unit, primarily related to costs associated with stock appreciation rights resulting from the significant rise in FTX's common stock price during the year.
         (e) Includes a charge of $10.9 million, or $0.11 per unit, primarily for certain remediation costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          INTRODUCTION

          Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with PLP's financial statements and the accompanying notes. PLP's business operations now consist of: (i) its 41.5 percent joint venture interest in IMC-Agrico; (ii) its interest in the Exploration Program; and (iii) certain other oil and gas operations. IMC-Agrico's operations consist of its phosphate crop nutrients business (IMC-Agrico Phosphates) and its animal feed ingredients business (IMC-Agrico Feed Ingredients). The amounts included for the Phosphates and Feed Ingredients discussion are shown in total for each segment.

          RESULTS OF OPERATIONS

          Overview

          1998 Compared to 1997
          PLP's 1998 net sales of $687.3 million decreased 18 percent from net sales of $842.5 million in 1997. Gross margins for 1998 of $179.5 million, excluding non-recurring charges of $8.0 million, increased from comparable 1997 margins of $177.0 million, excluding a non-recurring charge of $384.5 million. The non-recurring charges are discussed more fully below.

          Earnings in 1998, excluding non-recurring charges of $62.6 million, or $0.61 per unit, related to the Profit Improvement Program, were $94.9 million, or $0.92 per unit. Including the non-recurring charges, earnings were $32.3 million, or $0.31 per unit. See "Restructuring Charges." In
          1997, earnings, excluding: (i) a non-recurring charge of $384.5 million or $3.71 per unit, related to a sulphur asset impairment (see Note 4, "Non-Recurring Charges," of Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K); (ii) a non-recurring charge of $21.5 million, or $0.21 per unit, related to the FTX Merger; and (iii) an extraordinary charge of $14.5 million, or $0.14 per unit, related to the early extinguishment of high-cost debt, were $65.4 million, or $0.63 per unit. Including the non-recurring and extraordinary charges, losses were $355.1 million, or $3.43 per unit.

          The decrease in sales was primarily driven by the absence of PLP's sulphur business and its 58.3 percent interest in Main Pass both of which were transferred to FSC as a result of the FTX Merger in December 1997. The increase in earnings, excluding non-recurring charges, was primarily a result of the absence of certain general and administrative expenses as a result of the FTX Merger.

          1997 Compared to 1996
          PLP's 1997 net sales of $842.5 million decreased 12 percent from net sales of $957.0 million in 1996. Gross margins for 1997 of $177.0 million, excluding the non-recurring charges discussed above, decreased from comparable 1996 margins of $260.6 million, excluding non-recurring charges of $3.0 million, discussed in more detail below.

          Earnings for 1997, excluding the non-recurring charges discussed above, were $65.4 million, or $0.63 per unit. Including the non-recurring and extraordinary charges discussed above, losses were $355.1 million, or $3.43 per unit. In 1996, earnings, excluding non-recurring charges of $3.0 million, or $0.03 per unit, relating to asset valuations at IMC-Agrico, totaled $180.3 million, or $1.74 per unit. Including the non-recurring charges, earnings were $177.3 million, or $1.71 per unit.

          The decreases in sales was primarily driven by decreases in sales volumes and realizations from both the concentrated phosphate and phosphate rock operations. The decrease in earnings, excluding non-recurring charges, primarily resulted from the following: (i) decreases in sales discussed above;
          (ii) an increase in oil and gas exploration expenses related to the Exploration Program; and (iii) increased sulphur production costs.

          IMC-Agrico Phosphates
          (Dollars in millions)

                         Years ended December 31,  % Increase(Decrease)
                         ----------------------------------------------
                              1998       1997       1996    1998  1997
                              ----       ----       ----    ----  ----
          Net sales        $1,572.8   $1,484.8   $1,661.3     6   (11)
          Gross margins      $375.6(c)  $298.7     $411.4(d) 26   (27)
          As a percentage of
           net sales             24%        20%        25%
          Sales volumes
           (000 tons)(a)      7,313      7,105      7,382     3    (4)
          Average DAP price
           per short ton(b   $  178     $  176     $  186     1    (5)

          (a) Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
          (b)  FOB plant.
          (c)  Before non-recurring charges of $17.2 million.
          (d)  Before non recurring charges of $6.9 million.

          1998 Compared to 1997
          Phosphates' net sales of $1,572.8 million in 1998 increased six percent from $1,484.8 million in 1997. Increased shipments of concentrated phosphates contributed an additional $57.7 million to net sales. The majority of the volume growth came from increased domestic shipments of DAP and GMAP, which each increased 17 percent, partially offset by decreased GTSP volumes of 13 percent. The increase in DAP and GMAP was primarily a result of a strong spring season, an increase in the number of supply contracts and spot sales to certain larger co-ops. The decrease in GTSP was primarily the result of the availability in the marketplace of aggressively priced imports. International sales volumes rose slightly compared to the prior year as increased shipments of GMAP and merchant acid were partially offset by decreased shipments of DAP. In addition, average sales realizations of concentrated phosphates, particularly DAP, favorably impacted net sales by $20.5 million. Net sales were also favorably impacted by $6.6 million due to higher domestic phosphate rock sales volumes.

          Gross margins of $375.6 million in 1998, excluding non-recurring charges of $17.2 million, climbed 26 percent from $298.7 million in 1997, primarily as a result of the increased volumes and prices discussed above as well as favorable raw material costs.

          1997 Compared to 1996
          Phosphates' net sales of $1,484.8 million in 1997 decreased 11 percent from $1,661.3 million in 1996. Decreased sales volumes of concentrated phosphates caused a decline in net sales of $45.0 million. The majority of the decline came from reduced domestic shipments of DAP and GTSP, which declined 17 and 11 percent, respectively, offset by increased GMAP volumes of 18 percent. The decline in DAP and GTSP volumes was primarily due to overall weakened demand and a focus on higher margin GMAP opportunities. International sales volumes were relatively flat in 1997 compared to 1996, as decreased shipments of DAP and GTSP were offset by increased shipments of GMAP. In addition, average sales realizations of concentrated phosphates, particularly DAP, unfavorably impacted net sales by $49.2 million. Net sales were also unfavorably impacted by $56.7 million due to lower phosphate rock sales volumes as a result of Phosphates' strategic decision to phase out third-party sales of phosphate rock. This action was taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

          Gross margins declined 27 percent in 1997 to $298.7 million from $411.4 million, excluding non-recurring charges of $6.9 million in 1996, primarily due to the lower volumes and prices discussed above. In addition, gross margins reflected the benefit of a change to market-based acid pricing to Feed Ingredients.

          IMC-Agrico Feed Ingredients

          1998 Compared to 1997
          Net sales of $164.4 million increased one percent from $163.5 million in 1997. Gross margins of $30.6 million decreased 24 percent from $40.3 million in 1997. The decrease in margins was primarily attributable to an increase in the price of acid purchased from Phosphates.

          1997 Compared to 1996
          Net sales of $163.5 million increased six percent from $154.6 million in 1996 due to slightly higher domestic volumes and prices. Gross margins of $40.3 million decreased two percent from $41.2 million in 1996. The decrease in margins was primarily due to increased costs as a result of a change in the price of acid purchased from Phosphates.

          Sulphur

          1998 Compared to 1997
          There were no sulphur sales in 1998 as a result of the contribution of PLP's sulphur businesses to FSC in conjunction with the FTX Merger.

          1997 Compared to 1996
          Sulphur sales volumes through December 22, 1997 were flat compared with 1996, as PLP continued to operate its Main Pass and Culberson mines at reduced rates. Unit production costs in 1997 increased 12 percent from 1996 levels due to higher maintenance costs and natural gas usage.

          Oil and Gas Operations

          1998 Compared to 1997
          Exploration expenses incurred in conjunction with the Exploration Program were $20.9 million for 1998, an increase of 32 percent from $15.8 million in 1997. Current year expenses were primarily attributable to dry hole costs which largely resulted from unsuccessful drilling at West Cameron 157, Atchafalaya Bay and Grand Isle 54, as well as geological and geophysical expenses.

          Recent operational activities are as follows:

          - At year-end, approximately half of the exploration capital under the Exploration Program had been expended, and PLP's share was approximately $70.0 million through 1998 compared to less than $30.0 million at the end of 1997. PLP's share of the development costs was approaching $15.0 million at year-end 1998. Development capital is in addition to the committed exploration capital. The majority of the development work to date was performed in 1998.

          - In 1998, PLP participated with MMR in the drilling of eight exploratory wells and one development well as defined by the Exploration Program. Four of the exploration wells and the development well were successful. In 1997, PLP participated with MMR in the drilling of seven exploration wells of which three were successful.

          - Currently, two fields in the Gulf, south of the Louisiana coast, are developed and capable of production. Vermilion 159 has a platform with one well and two separate completion intervals. Production began in January 1999, and test rates in February exceeded 15 million cubic feet of gas per day and 600 barrels of condensate per day.
             West Cameron 616 has a platform with three wells and five separate completion intervals. While there was no production prior to year-end, preliminary testing in February 1999 exceeded 70 million cubic feet of gas per day from all five completions.

          - PLP participated in a successful exploration well at West Cameron Block 492 (West Cameron) during 1997 and participated in a second successful well at West Cameron during 1998. Additional work will be required to determine the potential for West Cameron; the Exploration Program owns a 50 percent working interest in this well.

          - PLP participated in a successful exploration well at Brazos Block A-19 (Brazos) in 1998. The Exploration Program owns a 35 percent working interest in Brazos located about 100 miles southwest of Galveston, Texas. At this time the owners are discussing plans for additional development.

          1997 Compared to 1996
          Main Pass oil operating results were as follows prior to the FTX Merger:

                                          1997         1996
                                        ---------   ---------
          Sales (barrels)               1,578,600   1,895,500
          Average realized price           $18.22      $19.49
          Operating income (in millions)     $2.0       $10.3

          PLP did not participate in exploration activities with MMR in 1996. However, in 1997 PLP participated in the drilling of seven wells. Three of these were successful and four were unsuccessful (dry holes). Two of the three successful wells helped delineate the West Cameron 616 field and one was a discovery well for West Cameron. One of the dry holes was a well at Vermilion 159 which provided additional information and helped support the drilling of the Vermilion well in Block 159 that was successfully drilled in 1998.


          Selling, General and Administrative Expenses
          (In millions)
                                                          % Increase
                              Years Ended December 31,    (Decrease)
                              ------------------------    ----------
                                1998    1997    1996      1998  1997
                                ----    ----    ----      ----  ----
          Selling, general
           and administrative
           expenses           $  26.5 $ 54.5(a) $ 55.2    (51)   (1)

          (a) Before special non-recurring merger charges of $22.6 million related to the FTX Merger.


          1998 Compared to 1997
          In 1998, selling, general and administrative expenses decreased as compared to 1997 primarily as a result of the absence of the sulphur operations and allocated FTX general and administrative expenses which were eliminated as a result of the FTX Merger.

          1997 Compared to 1996
          Selling, general and administrative expenses for 1997 remained consistent with 1996.

          Restructuring Charges
          (The following discussion discloses amounts in total for IMC-
          Agrico.)

          During the fourth quarter of 1998, IMC-Agrico developed and began execution of a plan to improve profitability. The
          Restructuring Plan was comprised of four major initiatives:
          (i) the combination of the potash and phosphates business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of IMC-Agrico's core competencies; and (iv) reduction of operational and administrative headcount. In conjunction with the Restructuring Plan, IMC-Agrico recorded pre-tax charges totaling $148.8 million in the fourth quarter of 1998.

          As a result of the specific plans described below, IMC-Agrico expects to increase operating earnings by an estimated $100.0 million over the next two years, with approximately half of that amount expected to be realized in 1999. The increase in earnings is anticipated to result from simplification of the business, shut-down of high-cost operations, exit from low-margin businesses and headcount reductions. The
          Restructuring Plan (shown below in tabular format) primarily relates to the following:


          Asset impairments
          The Restructuring Plan included the removal of property, plant and equipment, as well as the write-down to fair value of those assets made obsolete due to the decision to close certain facilities and forego or abandon certain mineral properties. In order to determine the write-down of assets affected by the Restructuring Plan, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121,
          "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," IMC-Agrico performed an assessment of future cash flows and, accordingly, adjusted the assets to their appropriate fair values.

          The majority of the impairment occurred at Phosphates'
          Florida production facilities where property, plant and equipment was written down by approximately $48.8 million to fair value. Phosphates developed a new strategic mine plan
          (Mine Plan) which identified asset reductions, lower operating costs and optimal phosphate rock management as key drivers in the restructuring of operations. The write-down of impaired assets in connection with the Mine Plan primarily consisted of facilities, production equipment, operating supplies, land and mineral reserves. The remaining $0.4 million of asset impairments was recorded at Feed Ingredients for the permanent closure of a limestone rock production facility.

          The $49.2 million in asset impairment charges included $13.3 million pertaining to assets which will continue to be utilized until their respective disposal dates, primarily within the first nine months of 1999. The estimated fair value of these assets, which will be depreciated over their respective remaining periods of service, reflected estimated operating net cash flows until disposition.

          Non-employee exit costs
          In accordance with the objective of the Mine Plan, to optimize phosphate rock management, Phosphates decided to permanently close a high-cost phosphate rock mine. As a result of this decision, IMC-Agrico recorded a charge of $18.4 million for the demolition and other incremental costs of closure of the mine. The closure costs included approximately $15.5 million for incremental environmental land reclamation of the surrounding mined-out areas. IMC-
          Agrico expects the demolition and closure activities to be essentially completed by the end of the third quarter of 1999.


          IMC-Agrico also decided to close certain production operations in connection with the Restructuring Plan, principally the uranium and urea operations of Phosphates.
          This decision was based on an analysis of the future outlook for these products, taking into consideration whether the operations were part of IMC-Agrico's core businesses. These operations were determined to be non-core businesses and IMC-
          Agrico recorded charges of approximately $12.8 million for demolition and closure, including environmental costs, of the uranium and urea production facilities. IMC-Agrico expects the demolition and closure activities to be completed by late-1999. Other various exit costs totaled $6.4 million.

          In connection with the Restructuring Plan, IMC-Agrico decided to discontinue its transportation of ammonia from Louisiana to its phosphate operations in Florida. This decision was based on current market conditions which secured the availability of ammonia to IMC-Agrico and which made the high-cost transportation of ammonia from Louisiana to Florida unnecessary. As a result, IMC-Agrico recorded a charge of $13.2 million for the net present value of costs associated with permanently idling leased equipment used in the transportation of ammonia from Louisiana.

          Employee headcount reductions
          As part of the Restructuring Plan, IMC-Agrico implemented headcount reductions. Certain of these reductions were a result of the closing and/or exiting of production operations, as discussed above. To facilitate headcount reductions, IMC-Agrico offered a voluntary retirement program for eligible employees. In addition, certain involuntary eliminations of positions, which were communicated prior to December 31, 1998, were necessary in order to achieve desired staffing levels. A total of 168 employees accepted the voluntary retirement plan by December 31, 1998, with 106 of those employees having left as of that date. The remaining voluntarily terminated employees will leave by June 1999.
          Additionally, a total of 396 employees were involuntarily terminated and had left IMC-Agrico by the end of February
          1999. Virtually all severance payments were disbursed subsequent to December 31, 1998.


          As a result of the employee terminations necessitated by the Restructuring Plan, settlement, curtailment and special termination charges of $8.6 million were recorded in accordance with SFAS No. 88, "Employers' Accounting for
          Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." The related liabilities have been classified in Other noncurrent liabilities in the Consolidated Balance Sheet. See Note 10, "Other Noncurrent
          Liabilities" and Note 11, "Pensions and Other Postretirement
          Benefits," of Notes to Financial Statements in Part II, Item
          8, "Financial Statements and Supplementary Data," of this
          Annual Report on Form 10-K.

          Inventories and spare parts of exited businesses
          Phosphates recorded charges of approximately $17.2 million to reduce the carrying value of finished goods inventories on-hand to net realizable value at December 31, 1998, as a result of the decision to exit certain businesses.

          The Restructuring Plan included a major reduction in production assets. The reduction was accomplished through the permanent shut-down of select mining facilities as well as a cut-back in concentrate facilities. Given the reduction in facilities and the resulting decrease in production, historical levels of spare parts inventory that had been maintained by IMC-Agrico were no longer necessary or warranted. Therefore, IMC-Agrico recorded a charge of $8.7 million for the write-off of spare parts inventory.

          Details of the restructuring charges were as follows:
                                                Activity
                                            ----------------
                               Restructuring Cash  Remaining
                                  Charges    Paid   Non-Cash  Accrual
                                  -------   ------ ---------  -------
          Asset impairments:
          Facilities closed prior
           to December 31, 1998   $ 35.9   $    -    $ 35.9   $    -
          Facilities to be
           closed in 1999           13.3        -      13.3        -

          Non-employee exit costs:
          Demolition and closure
           costs                    31.2        -         -     31.2
          Idled leased
           transportation equipment 13.2        -         -     13.2
          Other                      6.4      0.6       1.2      4.6


          Employee headcount reductions:
          Severance benefits        14.3      0.2      14.1        -
          Settlement, curtailment
           and special termination
           benefits                  8.6        -       8.6        -

          Inventories and spare parts of exited businesses:
          Finished goods
           inventories              17.2        -      17.2        -
          Spare parts inventories    8.7        -       8.7        -
                                  ------   ------    ------   ------

          Total                   $148.8   $  0.8    $ 99.0   $ 49.0
                                  ======   ======    ======   ======

          All restructuring charges have been recorded as a separate line item on the Consolidated Statement of Operations, except for the finished goods inventory write-down which was recorded in Cost of goods sold.

          Interest Expense
          (In millions)
                                                          % Increase
                             Years ended December 31,     (Decrease)
                             ------------------------    ------------
                               1998    1997    1996      1998    1997
                               ----    ----    ----      ----    ----
          Interest expense    $ 40.2  $ 35.7  $ 33.7      13       6

          The increase in interest expense in 1998 as compared to 1997 was due to higher average borrowings for 1998 as compared to 1997. These funds were utilized to fund the oil and gas expenditures primarily related to the Exploration Program.

          CAPITAL RESOURCES AND LIQUIDITY

          PLP generates cash through distributions from its joint venture operations in IMC-Agrico and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $79.5 million for 1998 versus $103.4 million for 1997. This decrease in net cash provided by operating activities of $23.9 million was mainly attributable to the absence of PLP's share of cash distributions from IMC-Agrico in excess of interest in capital.

          Net cash used in investing activities for 1998, which consisted primarily of capital expenditures, remained consistent with 1997. Capital expenditures increased $10.9 million from the prior year primarily due to an increase in oil and gas outlays of $8.9 million related to the Exploration Program. Capital expenditures related to the Exploration Program totaled $44.4 million for 1998 and included $29.8 million of exploration costs and $14.6 million for well development costs.

          Net cash used in financing activities for 1998 was $5.2 million which decreased $19.6 million as compared to 1997. This decrease was primarily the result of a $96.7 million reduction in distributions to unitholders, which was the result of increased Exploration Program funding requirements, along with the absence of $23.3 million in cash transferred to FSC as a result of the FTX Merger. This decrease was partially offset by lower net debt proceeds of $100.4 million as additional debt was issued in the third and fourth quarters of 1997 in anticipation of the additional capital requirements for the Exploration Program and the rights offering by MMR.

          CONTINGENCIES

          Reference is made to Note 12, "Commitments and Contingencies," of Notes to Financial Statements in Part II,
          Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

          ENVIRONMENTAL

          Reference is made to "Other Matters - Environmental, Health and Safety Matters," in Part I, Item 1 of this Annual Report on Form 10-K.

          YEAR 2000 READINESS DISCLOSURE

          All references herein to PLP refer to PLP's business activities as executed through its ownership interest in IMC-Agrico. Like other businesses dependent on modern technology, PLP must address potential Year 2000-related issues. PLP and IMC (as General Partner) are progressing through a comprehensive program (Year 2000 Program) to evaluate and address the impact of Year 2000-related issues on PLP's operational systems, business application software, computer hardware, facilities infrastructure and equipment with embedded technology and Year 2000-related risks associated with its vendors and customers.

          PLP's Year 2000-related effort is a cooperative venture coordinated among all of the business units of IMC and appropriate members of IMC's senior management. Progress reviews are held regularly with senior management and the
          Board of Directors of IMC.   IMC has also created the
          position of Year 2000 Risk Manager to provide leadership, oversight and coordination of its Year 2000 project.

          State of Readiness
          PLP is using both internal and external resources to implement its Year 2000 Program, which includes the following overlapping phases: (i) system inventory and analysis; (ii) remediation, testing and implementation; and (iii) vendor and
          customer review.   PLP expects that its Year 2000 Program
          will be substantially complete by the end of the third quarter of 1999.

          System Inventory and Analysis Phase The system inventory and analysis phase consists of compiling a detailed inventory of all of PLP's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore, require remediation. PLP has focused specifically on the following seven target areas: (i) business application software; (ii) mainframe hardware and software; (iii) network servers; (iv) desktop environment; (v) network and telephone systems; (vi) non-information technology assets and facilities; and (vii) major suppliers and service providers. This analysis has involved both an internal assessment conducted by PLP engineers, technicians and managers, as well as contact with the manufacturers of computer systems and equipment used by PLP in its operations. PLP has substantially completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by PLP during this stage include the following systems: (i) equipment maintenance;
          (ii) spare parts inventory; (iii) purchasing; (iv) mine simulation; (v) payroll/human resource; and (vi) financial/accounting. In addition, certain PLP plants have identified production control systems that will require Year 2000-related remediation in order to remain operative.

          Remediation, Testing and Implementation Phase The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each
          specific date-sensitive item.   The remediated item is then
          tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. System manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing.

          As a separate initiative, IMC is implementing its Global Vision Project, an enterprise-wide resource planning (ERP) software package. Its scope includes accounts payable, inventory, purchasing, general ledger, payroll, human resources and plant maintenance. This new ERP software and the improvements to the infrastructure hardware required to support the Global Vision Project should further remediate issues associated with the Year 2000. PLP expects to have substantially completed the remediation testing and implementation phase in the second quarter of 1999.

          Vendor and Customer Review Phase Vendor reviews consist of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. PLP has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. PLP currently is analyzing the information provided in these responses, and will determine the best way to address any specific issues. As an additional precaution, PLP's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

          Although PLP is attempting to monitor and validate the efforts of other parties, it may not have control over the success of these efforts. If satisfactory commitments from key suppliers are not received, PLP is forming plans for the continuing availability of critical materials and supplies through alternate channels. In general, however, PLP is satisfied with the progress made by key vendors to date and no critical issues have been identified.

          In addition to investigating its key suppliers, PLP will be contacting key customers to explain its Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers.

          MMR Review
          PLP is assessing Year 2000-related issues with respect to the Exploration Program. PLP is monitoring the public disclosures of MMR with respect to its progress toward remediation of its Year 2000-related issues and, as appropriate, has discussions with MMR personnel regarding MMR's Year 2000-related issues.

          Costs
          PLP does not currently expect that the costs of addressing its Year 2000-related issues will have a material effect on its financial position, results of operations or liquidity. Modification costs related to Year 2000-related issues are expensed as incurred and are funded through operating cash flows. PLP estimates its total Year 2000-related technology and non-information technology systems remediation costs to be approximately $0.7 million, of which $0.2 million was expended in 1998. The remaining costs will be incurred during 1999. A sizable portion of these costs represent the redeployment of existing employee resources rather than incremental expenses.

          Risks
          Progress reports on PLP's Year 2000 Program are presented regularly to IMC's Board of Directors and senior management. As the program continues, PLP may discover additional Year 2000-related challenges, including that remediation plans are not feasible or that the cost of such plans exceed current expectations. In many cases, PLP is relying on written assurances from vendors that the current systems are, or that new or upgraded systems acquired by PLP will, adequately address Year 2000-related issues. PLP believes that one of its principal Year 2000-related risks is the effect Year 2000-related issues will have on its vendors, especially its utilities vendors. A substantial part of PLP's day-to-day operations is dependent on power, transportation systems and telecommunication services, as to which alternative sources of service may not be available. PLP will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further diminish the extent of any impact Year 2000-related issues may have on PLP. Although there can be no assurance that PLP will be able to complete all of the modifications in the required time frame or that no unanticipated events will occur, it is management's belief that PLP is taking adequate action to address Year 2000-related issues. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should PLP's remediation efforts or the efforts of those it does business with not be successful. If either PLP or its vendors fail to adequately address Year 2000-related issues, PLP may suffer business interruptions. If such interruptions cause PLP to be unable to fulfill its obligations to third parties, PLP may potentially be exposed to third-party liability.

          Contingency Planning
          PLP is planning to develop contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. PLP is currently developing a contingency plan based upon templates and suggested procedures that have been provided by IMC's Year 2000 Manager. PLP's contingency plan will identify the risk and document the steps that need to be taken to allow PLP to continue to meet the needs of its customers in the event of a Year 2000-related failure. PLP expects to complete its contingency plan by the end of the second quarter of 1999.

          The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

          RECENTLY ISSUED ACCOUNTING GUIDANCE

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which PLP is required to adopt effective January 1, 2000. SFAS No. 133 will require PLP to recognize all derivatives on the Balance Sheet at fair value. Additionally, changes in derivative fair values will either:
          (i) be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments; or (ii) for forecasted transactions, deferred and recorded as a component of Accumulated other comprehensive income in partners' deficit until the hedged transactions occur and then are recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. PLP does not believe the effect of adopting SFAS No. 133 will be material to its results of operations or financial position.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.

          PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes.

          PLP prepared sensitivity analyses of its derivatives and other financial instruments assuming the following: (i) a one percentage point adverse change in interest rates; and (ii) a ten percent adverse change in the purchase price of natural gas, all from their levels at December 31, 1998. Holding all other variables constant, the hypothetical adverse changes would not materially affect PLP's financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in PLP's financial structure.

Item 8.   Financial Statements and Supplementary Data.

                                                           Page

          Report of Independent Auditors                    26

          Report of Independent Public Accountants          27

          Statement of Operations                           28

          Balance Sheet                                     29

          Statement of Cash Flows                           30

          Statement of Partners' Capital                    31

          Notes to Financial Statements                     32

                    REPORT OF INDEPENDENT AUDITORS


To the Partners of Phosphate Resource Partners Limited Partnership:

We have audited the accompanying balance sheet of Phosphate Resource Partners Limited Partnership (the Partnership), a Delaware Limited Partnership, as of December 31, 1998 and 1997 and the related statement of operations, cash flows and partners' capital for each of the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a) as of December 31, 1998 and 1997 and
for the years then ended.   These financial statements and schedules
are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP
Chicago, Illinois
January 28, 1999

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phosphate Resource Partners Limited Partnership:

We have audited the accompanying balance sheets of Phosphate Resource Partners Limited Partnership, formerly Freeport-McMoRan Resource Partners, Limited Partnership (the Partnership), a Delaware Limited Partnership, as of December 31, 1996 (not presented herein), and the related statements of income, cash flow and partners' capital for the year then ended. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of IMC-Agrico Company (the Joint Venture). The Partnership's share of the Joint Venture constitutes 49 percent of assets as of December 31, 1996, and 82 percent of the Partnership's total revenues for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership's interest in the Joint Venture, is based solely on the report of the other auditors. In addition, the 1996 pension and other post-employment and post-retirement benefits information reflected in Note 11 has been derived from the audited financial statements of IMC-Agrico MP, Inc. which were audited by other auditors whose report with respect to those financial statements has been furnished to us, and our opinion, insofar as it relates to such information is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP
New Orleans, Louisiana,
January 21, 1997 (except
with respect to Note 11
as to which the date is
January 26, 1998)

              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                           Statement of Operations
                   (In millions, except per unit amounts)

                                        Years Ended December 31,
                                    --------------------------------
                                      1998        1997        1996
                                      ----        ----        ----
Net sales                           $  687.3    $  842.5    $  957.0
Cost of goods sold                     515.8     1,050.0       699.4
                                    --------    --------    --------
  Gross margins                        171.5      (207.5)      257.6
Gain on IMC-Agrico investment              -           -       (11.9)
Selling, general and
 administrative expenses                26.5        77.1        55.2
Exploration expenses                    20.9        15.8         2.5
Restructuring charges                   54.6           -           -
                                    --------    --------    --------
  Operating earnings (loss)             69.5      (300.4)      211.8
Interest expense                        40.2        35.7        33.7
Other (income) expense, net             (3.0)        4.5         0.8
                                    --------    --------    --------
Earnings (loss) before
 extraordinary item                     32.3      (340.6)      177.3
Extraordinary charge -
 debt retirement                           -       (14.5)          -
                                    --------    --------    --------
Earnings (loss)                     $   32.3    $ (355.1)   $  177.3
                                    ========    ========    ========

Earnings (loss) per unit:
Earnings (loss) before
 extraordinary charge               $   0.31    $  (3.29)   $   1.71
Extraordinary charge -
 debt retirement                           -       (0.14)          -
                                    --------    --------    --------
Earnings (loss)                     $   0.31    $  (3.43)   $   1.71
                                    ========    ========    ========
Average units outstanding              103.5       103.5       103.5

Distribution paid per publicly held unit:
  Cash                              $   0.22    $   1.34    $   2.44
  Property                          $      -.2- $   1.21    $      -

                    See Notes to Financial Statements
</TABLE



              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                              Balance Sheet
                              (In millions)
                                                   At December 31,
                                                --------------------
                                                  1998         1997
                                                -------      -------
Assets
Current assets:
  Cash and cash equivalents                     $  10.8      $  17.4
  Receivables, net                                 65.0         47.3
  Inventories, net                                122.2        126.0
  Other current assets                              0.9          2.4
                                                -------      -------
    Total current assets                          198.9        193.1

Property, plant and equipment, net                477.5        432.5
Other assets                                       43.4         39.9
                                                -------      -------
Total assets                                    $ 719.8      $ 665.5
                                                =======      =======

Liabilities and Partners' Deficit
Current liabilities:
  Accounts payable and accrued liabilities      $  78.8      $  94.7
  Short-term debt and current maturities
   of long-term debt                                4.4         14.3
                                                -------      -------
    Total current liabilities                      83.2        109.0

Long-term debt, less current maturities           556.9        505.5
Other noncurrent liabilities                      238.7        219.4
Partners' deficit                                (159.0)      (168.4)
                                                -------      -------
Total liabilities and partners' deficit         $ 719.8      $ 665.5
                                                =======      =======

                    See Notes to Financial Statements


             PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                         Statement of Cash Flows
                              (In millions)
                                            Years Ended December 31,
                                          ---------------------------
                                         1998       1997       1996
                                         ----       ----       ----
Cash flows from operating activities:
Earnings (loss)                        $  32.3    $(355.1)   $ 177.3
Adjustments to reconcile earnings
 (loss) to net cash provided by operating activities:
   Restructuring charges                  61.4          -          -
   Sulphur asset impairment charge           -      384.5          -
   Depreciation, depletion and
    amortization                          25.2       43.1       37.0
   Gain on IMC-Agrico investment             -          -      (11.9)
   Oil and gas exploration expenses       14.7       15.8        2.5
   Cash distributions from IMC-Agrico
    in excess of interest in capital         -       34.3       49.3
   Other                                  (2.4)      15.7        5.9
   Changes in:
     Receivables                         (17.7)     (14.8)      13.7
     Inventories                          (6.9)     (16.9)     (23.4)
     Other current assets                  1.5        1.2       (1.2)
     Accounts payable and accrued
      liabilities                        (28.6)      (4.4)       2.7
                                       -------    -------    -------
Net cash provided by operating
 activities                               79.5      103.4      251.9
                                       -------    -------    -------

Cash flows from investing activities:
Capital expenditures                     (83.3)     (72.4)     (53.6)
Other                                      2.4       (8.2)       4.0
                                       -------    -------    -------
Net cash used in investing activities    (80.9)     (80.6)     (49.6)
                                       -------    -------    -------


Cash flows from financing activities:
Cash distributions to unitholders        (22.9)    (119.6)    (222.1)
Proceeds from issuance of long-term
 debt, net                                53.5      560.5      255.3
Payments of long-term debt               (21.9)    (442.4)    (386.4)
Change in short-term debt, net           (13.9)         -          -
Cash transferred to FSC                      -      (23.3)         -
Proceeds from sale of notes                  -          -      147.8
                                       -------    -------    -------
Net cash used in financing activities     (5.2)     (24.8)    (205.4)
                                       -------    -------    -------
Net decrease in cash and cash
 equivalents                              (6.6)      (2.0)      (3.1)
Cash and cash equivalents at
 beginning of year                        17.4       19.4       22.5
                                       -------    -------    -------
Cash and cash equivalents at
 end of year                           $  10.8    $  17.4    $  19.4
                                       =======    =======    =======

Supplemental cash flow disclosure:
Interest paid                          $  41.0    $  38.8   $   28.3
                                        =======    ========   ========

                     See Notes to Financial Statements


              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                 Statement of Partners' Capital (Deficit)
                              (In millions)

                    Units Outstanding     Partners' Capital (Deficit)
                 ------------------------ ---------------------------
                 General  Limited   Total   General  Limited   Total
                 -------  -------   -----   -------  -------   -----
Balance at
 December 31,
 1995              53.3     50.2    103.5   $ 208.4  $ 196.1  $ 404.5
Earnings              -        -        -      91.5     85.8    177.3
Unitholder
 distributions        -        -        -    (100.1)  (122.0)  (222.1)
FTX purchase of
 PLP units          0.1     (0.1)       -       0.2     (0.2)       -
Reallocation
  caused by
  disproportionate
  distributions       -        -        -     (14.4)    14.4        -
                   ----     ----    -----   -------  -------  -------
Balance at
 December 31,
 1996              53.4     50.1    103.5     185.6    174.1    359.7
Loss                  -        -        -    (183.2)  (171.9)  (355.1)
Unitholder
 distributions        -        -        -     (52.5)   (67.1)  (119.6)
Distribution of
 FSC shares           -        -        -     (30.1)   (28.3)   (58.4)
Other                 -        -        -       2.5      2.5      5.0
Reallocation
 caused by
 disproportionate
 distributions        -        -        -      (9.2)     9.2        -
                   ----     ----    -----   -------  -------  -------
Balance at
 December 31,
 1997              53.4     50.1    103.5     (86.9)   (81.5)  (168.4)
Earnings              -        -        -      16.7     15.6     32.3
Unitholder
 distributions        -        -        -     (11.9)   (11.0)   (22.9)
                   ----     ----    -----   -------  -------  -------


Balance at
 December 31,
 1998              53.4     50.1    103.5   $ (82.1) $ (76.9) $(159.0)

                     See Notes to Financial Statements

              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                      Notes to Financial Statements
              (Dollars in millions, except per unit amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Ownership
     The financial statements of PLP, a Delaware limited partnership, include all majority-owned subsidiaries. Investments in less than
     20.0 percent-owned affiliates are reflected using the cost method. Investments in joint ventures and partnerships, including IMC-Agrico and the Exploration Program, are reflected using the proportionate consolidation method as consistent with industry practice. The Exploration Program is proportionately consolidated at a rate of 56.4 percent of the exploration costs and 47.0 percent of the profits derived from oil and gas producing properties. The activities of IMC-Agrico, 41.5 percent owned by PLP, include: (i) the mining and sale of phosphate rock; and (ii) the production, distribution and sale of concentrated phosphates, animal feed ingredients, and related products. Through its joint venture with IMC-Agrico and its participation in the Exploration Program, PLP operates in two reportable operating segments. See
     Note 13, "Operating Segments." All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Use of Estimates
     Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition
     Revenue is recognized by PLP upon the transfer of title to the customer, which is generally at the time product is shipped.

     Cash and Cash Equivalents
     PLP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents which are reflected at their approximate fair value. IMC-Agrico's cash and cash equivalents are not available to PLP until a distribution is paid by IMC-Agrico.

     Concentration of Credit Risk
     Domestically, IMC-Agrico sells its products to crop nutrient manufacturers, distributors and retailers primarily in the midwestern and southeastern United States. Internationally, IMC-Agrico's products are sold primarily through a United States export association. In 1998, sales of phosphate crop nutrients to China accounted for approximately 21 percent of PLP's net sales. No single customer or group of affiliated customers accounted for more than ten percent of PLP's net sales.

     Inventories
     Inventories are valued at the lower-of-cost-or-market (net realizable value). Cost for substantially all inventories is calculated on a cumulative annual-average cost basis.

     Property, Plant and Equipment
     Property (including mineral deposits), plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized; maintenance and repair expenditures, except for repair and maintenance overhauls (Turnarounds), are charged to operations when incurred. Expenditures for Turnarounds are deferred when incurred and amortized into cost of goods sold on a straight-line basis, generally over an 18-month period. Turnarounds are large-scale maintenance projects that are performed regularly, usually every 18 to 24 months, on average. Turnarounds are necessary to maintain the operating capacity and efficiency rates of the production plants. The deferred portion of the Turnaround expenditures is classified in Other assets in the Balance Sheet.

     Depreciation and depletion expenses for mining operations, including mineral interests, are determined using the unit-of-production method based on estimates of recoverable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 32 years; machinery and equipment, five to 32 years; and leasehold improvements, over the lesser of the remaining useful life of the asset or the remaining term of the
     lease.   Using the methodology prescribed in SFAS No. 121, PLP
     reviews long-lived assets and any related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Once evidence of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

     Oil and Gas Exploration and Development
     Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

     -  Property Acquisition Costs
        Oil and gas leasehold acquisition costs are capitalized.
        Leasehold impairment is recognized based on exploratory experience and the General Partner's judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

     -  Exploratory Costs
        Geological and geophysical costs as well as the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory drilling costs are capitalized when incurred. If, based on the General Partner's judgment, exploratory wells are determined to be commercially unsuccessful or dry holes, applicable costs are expensed.

     -  Development Costs
        Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

     -  Depletion and Amortization
        Capitalized acquisition costs of proved properties and capitalized exploration and development costs are depleted using the unit-of-production method based on estimated proved developed oil and gas reserves.

     Accrued Environmental Costs
     As a producer and distributor of crop nutrients, PLP is subject to a myriad of international, federal, state, and local EHS laws. These standards regulate: (i) the content and use of PLP's products; (ii) the conduct of PLP's mining and production operations including employee safety procedures; (iii) the management and handling of raw materials; (iv) air and water quality; (v) disposal of hazardous and solid wastes; and (vi) post-mining land reclamation. Compliance with these laws often requires PLP to incur costs. PLP also has incurred contingent environmental liabilities arising from three sources: facilities currently or formerly owned by PLP or its predecessors; facilities adjacent to currently or formerly owned facilities; and third-party Superfund sites. At facilities currently or formerly owned by PLP or its corporate predecessors, the historical use and handling of regulated chemical substances and crop nutrient products has resulted in soil and groundwater contamination, sometimes requiring PLP to undertake or fund cleanup efforts. Similarly, disposal of PLP's waste at third-party sites may result in liability for remedial costs.

     Of the environmental costs discussed above, the following environmental costs are charged to PLP's operating expense: fines, penalties, and certain remedial action to address violations of the law; remediation of properties that are currently or were formerly owned or operated by PLP, when those properties do not contribute to current or future revenue generation; and liability for remediation of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites. Contingent environmental liabilities are recorded for environmental investigatory and non-capital remediation costs at identified sites when litigation has commenced or a claim or assessment has been asserted or is probable and the likelihood of an unfavorable outcome is probable.

     Income Taxes
     PLP is not a taxable entity; therefore, no income taxes are reported in its financial statements.

     Recently issued Accounting Standards
     In June 1998, the FASB issued SFAS No. 133, which PLP is required to adopt effective January 1, 2000. SFAS No. 133 will require PLP to recognize all derivatives on the Balance Sheet at fair value. Additionally, changes in derivative fair values will either: (i) be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments; or
     (ii) for forecasted transactions, deferred and recorded as a component of Accumulated other comprehensive income in partners' deficit until the hedged transactions occur and then are recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. PLP does not believe the effect of adopting SFAS No. 133 will be material to its results of operations or financial position.

2.   MERGERS

     FTX
     In December 1997, FTX, the administrative managing general partner and owner of a 51.6 percent interest in PLP, merged into IMC, PLP's joint venture partner in IMC-Agrico. The FTX Merger resulted in the dissolution of FTX with IMC becoming the General Partner of PLP. In connection with the FTX Merger, PLP's sulphur business and certain oil and gas operations, including its 58.3 percent interest in Main Pass, together with IMC's 25.0 percent interest in Main Pass, were transferred to FSC, a newly formed public entity whose common stock was distributed pro rata to PLP's unitholders, including FTX.

     MMR
     In November 1998, MOXY and FSC merged and became wholly-owned subsidiaries of a newly formed holding company, MMR. MOXY stockholders received 0.2 MMR shares for each common share of MOXY held at the time of the MMR Merger which resulted in PLP owning
     0.8 million shares, or approximately six percent, of outstanding MMR common stock.

3.   DISTRIBUTIONS

     IMC-Agrico Cash Sharing
     IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the year ended December 31, 1998, the total amount of cash generated by IMC-Agrico was $333.3 million, of which $80.8 million was distributed to PLP during the year and $57.0 million will be distributed to PLP in 1999. PLP's distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC will be entitled to receive unpaid cash distributions from previous quarters ($431.3 million unpaid at December 31, 1998) from one-half of the quarterly distributable cash after the payment of $0.60 cents per unit to all PLP unitholders.

4.   NON-RECURRING CHARGES
     (The following discussion discloses amounts in total for IMC-
     Agrico.)

     Restructuring Plan
     During the fourth quarter of 1998, IMC-Agrico developed and began execution of a plan to improve profitability. The Restructuring Plan was comprised of four major initiatives: (i) the combination of the potash and phosphates business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of IMC-Agrico's core competencies; and (iv) reduction of operational and administrative headcount. In conjunction with the Restructuring Plan, IMC-Agrico recorded pre-tax charges totaling $148.8 million in the fourth quarter of 1998. The Restructuring Plan (shown below in tabular format) primarily relates to the following:

     Asset impairments
     The Restructuring Plan included the removal of property, plant and equipment, as well as the write-down to fair value of those assets made obsolete due to the decision to close certain facilities and forego or abandon certain mineral properties. In order to determine the write-down of assets affected by the Restructuring Plan, and in accordance with SFAS No. 121, IMC-Agrico performed an assessment of future cash flows and, accordingly, adjusted the assets to their appropriate fair values.

     The majority of the impairment occurred at Phosphates' Florida production facilities where property, plant and equipment was written down by approximately $48.8 million to fair value. Phosphates developed a Mine Plan which identified asset reductions, lower operating costs and optimal phosphate rock management as key drivers in the restructuring of operations. The write-down of impaired assets in connection with the Mine Plan primarily consisted of facilities, production equipment, operating supplies, land and mineral reserves. The remaining $0.4 million of asset impairments was recorded at Feed Ingredients for the permanent closure of a limestone rock production facility.

     The $49.2 million in asset impairment charges included $13.3 million pertaining to assets which will continue to be utilized until their respective disposal dates, primarily within the first nine months of 1999. The estimated fair value of these assets, which will be depreciated over their respective remaining periods of service, reflected estimated operating net cash flows until disposition.

     Non-employee exit costs
     In accordance with the objective of the Mine Plan, to optimize phosphate rock management, Phosphates decided to permanently close a high-cost phosphate rock mine. As a result of this decision, IMC-Agrico recorded a charge of $18.4 million for the demolition and other incremental costs of closure of the mine. The closure costs included approximately $15.5 million for incremental environmental land reclamation of the surrounding mined-out areas. IMC-Agrico expects the demolition and closure activities to be essentially completed by the end of the third quarter of 1999.

     IMC-Agrico also decided to close certain production operations in connection with the Restructuring Plan, principally the uranium and urea operations of Phosphates. This decision was based on an analysis of the future outlook for these products, taking into consideration whether the operations were part of IMC-Agrico's core businesses. These operations were determined to be non-core businesses and IMC-Agrico recorded charges of approximately $12.8 million for demolition and closure, including environmental costs, of the uranium and urea production facilities. IMC-Agrico expects the demolition and closure activities to be completed by late-1999. Other various exit costs totaled $6.4 million.

     In connection with the Restructuring Plan, IMC-Agrico decided to discontinue its transportation of ammonia from Louisiana to its phosphate operations in Florida. This decision was based on current market conditions which secured the availability of ammonia to IMC-Agrico and which made the high-cost transportation of ammonia from Louisiana to Florida unnecessary. As a result, IMC-Agrico recorded a charge of $13.2 million for the net present value of costs associated with permanently idling leased equipment used in the transportation of ammonia from Louisiana.

     Employee headcount reductions
     As part of the Restructuring Plan, IMC-Agrico implemented headcount reductions. Certain of these reductions were a result of the closing and/or exiting of production operations, as discussed above. To facilitate headcount reductions, IMC-Agrico offered a voluntary retirement program for eligible employees. In addition, certain involuntary eliminations of positions, which were communicated prior to December 31, 1998, were necessary in order to achieve desired staffing levels. A total of 168 employees accepted the voluntary retirement plan by December 31, 1998, with 106 of those employees having left as of that date.
     The remaining voluntarily terminated employees will leave by June 1999. Additionally, a total of 396 employees were involuntarily terminated and had left IMC-Agrico by the end of February 1999. Virtually all severance payments were disbursed subsequent to December 31, 1998.

     As a result of the employee terminations necessitated by the Restructuring Plan, settlement, curtailment and special termination charges of $8.6 million were recorded in accordance with SFAS No. 88. The related liabilities have been classified in Other noncurrent liabilities in the Consolidated Balance Sheet. See Note 10, "Other Noncurrent Liabilities" and Note 11,
     "Pensions and Other Postretirement Benefits."

     Inventories and spare parts of exited businesses
     Phosphates recorded charges of approximately $17.2 million to reduce the carrying value of finished goods inventories on-hand to net realizable value at December 31, 1998, as a result of the decision to exit certain businesses.

     The Restructuring Plan included a major reduction in production assets. The reduction was accomplished through the permanent shut-down of select mining facilities as well as a cut-back in concentrate facilities. Given the reduction in facilities and the resulting decrease in production, historical levels of spare parts inventory that had been maintained by IMC-Agrico were no longer necessary or warranted. Therefore, IMC-Agrico recorded a charge of $8.7 million for the write-off of spare parts inventory.

     Details of the restructuring charges were as follows:

                                               Activity
                                         --------------------
                           Restructuring                      Remaining
                              Charges    Cash Paid   Non-Cash   Accrual
                              -------    ---------   --------   -------
     Asset impairments:
       Facilities closed
        prior to
        December 31, 1998     $ 35.9      $    -      $ 35.9    $    -
       Facilities to be
        closed in 1999          13.3           -        13.3         -

     Non-employee exit costs:
       Demolition and
        closure costs           31.2           -           -      31.2
       Idled leased
        transportation
        equipment               13.2           -           -      13.2
       Other                     6.4         0.6         1.2       4.6


     Employee headcount reductions:
       Severance benefits       14.3         0.2        14.1         -
       Settlement, curtailment
        and special termination
        benefits                 8.6           -         8.6         -

     Inventories and spare parts of exited businesses:
       Finished goods
        inventories             17.2           -        17.2         -
       Spare parts
        inventories              8.7           -         8.7         -
                              ------      ------      ------    ------

     Total                    $148.8      $  0.8      $ 99.0    $ 49.0
                              ======      ======      ======    ======

     All restructuring charges have been recorded as a separate line item on the Consolidated Statement of Operations, except for the finished goods inventory write-down which was recorded in Cost of goods sold.

     Sulphur Assets Write-Down
     As a result of a review of its sulphur assets at September 30, 1997, PLP concluded that the carrying value of its Main Pass sulphur mine assets exceeded the undiscounted estimated future net cash flows, such that an impairment writedown of $375.5 million was required. A similar analysis of the Culberson, Texas sulphur mine assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated an impairment writedown of $9.0 million was required.

5.   RECEIVABLES

     Accounts receivable as of December 31 were as follows:

                                    1998          1997
                                   ------        ------
     Trade accounts                $ 57.7        $ 50.5
     Non-trade receivables            8.7          11.7
                                   ------        ------
                                     66.4          62.2


     Less:
       Allowances                     1.4           1.4
       Receivable interests sold        -          13.5
                                   ------        ------
         Receivables, net          $ 65.0        $ 47.3
                                   ======        ======

     The carrying value of accounts receivable was equal to the estimated fair value of such assets due to their short maturity.

     Under an agreement with a financial institution, IMC-Agrico L.L.C., a special purpose limited liability company of which IMC-Agrico is the sole equity owner, had transferred, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, subject to limited recourse provisions related to the receivables generated from export transactions, in an amount not to exceed $65.0 million. This agreement expired in August 1998. At December 31, 1997, IMC-Agrico L.L.C. had transferred a total of $61.5 million of such receivable interests, of which $32.5 million did not meet the criteria to be accounted as a sale under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result, short-term debt of $13.5 million was recorded in PLP's Balance Sheet at December 31, 1997. PLP's related costs, primarily from discount fees, totaled $0.8 million, $1.4 million and $1.6 million in 1998, 1997 and 1996, respectively.

6.   INVENTORIES

     Inventories as of December 31 were as follows:

                                             1998         1997
                                             ----         ----
     Products (principally finished)        $100.2       $100.5
     Operating materials and supplies         24.4         27.5
                                            ------       ------
                                             124.6        128.0
     Less: Inventories allowances              2.4          2.0
                                            ------       ------
       Inventories, net                     $122.2       $126.0
                                            ======       ======

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment as of December 31 were as follows:

                                         1998        1997
                                         ----        ----
     Land                             $   25.7    $   27.3
     Mineral properties and rights       227.9       188.5
     Buildings                            76.4        74.8
     Machinery and equipment             652.6       709.6
     Construction in progress             19.8        24.5
                                      --------    --------
                                       1,002.4     1,024.7

     Accumulated depreciation,
      depletion and amortization        (524.9)     (592.2)
                                      --------    --------
       Property, plant and
        equipment, net                $  477.5    $  432.5
                                      ========    ========

     See Note 4, "Non-Recurring Charges," for detail on the decrease in machinery and equipment and accumulated depreciation.

     In April 1998, PLP purchased mineral reserves from Mississippi Chemical Corporation for a total purchase price of $23.8 million. The purchase price was financed with a note payable.

     As of December 31, 1998, idle facilities of PLP included one phosphate rock mine and two concentrated phosphate plants, all of which will remain closed subject to improved market conditions. The net book value of these facilities totaled $29.9 million. In the opinion of management, the net book value of PLP's idle facilities is not in excess of net realizable value. Subsequent to December 31, 1998, PLP idled a second phosphate rock mine and resumed production at a concentrated phosphate plant.

8.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities as of December 31 were as follows:

                                                    1998      1997
                                                    ----      ----
     Accounts payable                              $ 21.6    $ 50.2
     Environmental                                    4.6       6.6
     Taxes other than income taxes                    5.6       6.1
     Restructuring                                   13.4         -
     Interest                                         4.4       5.2
     Other                                           29.2      26.6
                                                   ------    ------
       Accounts payable and accrued liabilities    $ 78.8    $ 94.7
                                                   ======    ======

     See Note 4, "Non-Recurring Charges," for detail on the restructuring reserve.

9.   FINANCING ARRANGEMENTS

     Long-term debt as of December 31 consisted of the following:

                                                 1998      1997
                                                 ----      ----
     Notes payable to IMC                       $305.5    $300.1
     7.0% Senior notes due 2008                  150.0     150.0
     8.75% Senior Subordinated notes due 2004      5.7       5.7
     7.7% Industrial Revenue bonds, due 2022      11.2      11.2
     IMC-Agrico debt                              88.9      38.9
                                                ------    ------
                                                 561.3     505.9
     Less: current maturities                      4.4       0.4
                                                ------    ------
         Total long-term debt, less current
          maturities                            $556.9    $505.5
                                                ======    ======

     Short-term borrowings were $13.9 million as of December 31, 1997. There are no short-term borrowings outstanding as of December 31, 1998. The 1997 balance primarily consisted of the portion of the sale of receivables classified as short-term debt as of December
     31, 1997, as required by SFAS No. 125.   The weighted average
     interest rate on short-term borrowings was 5.9 percent for 1997.

     In connection with the FTX Merger, PLP entered into two separate agreements with IMC (IMC Agreements). One agreement is a variable rate, based on LIBOR plus one percent, demand note for up to $200.0 million, while the other agreement is an 8.75 percent demand note for up to $150.0 million. Interest under the IMC Agreements is payable quarterly. IMC has no intention of demanding payment on the IMC Agreements, therefore these notes have been classified as long-term.

     In June and August 1998, IMC-Agrico entered into two promissory notes payable to IMC for borrowings up to $65.0 million (Note Payable) and $52.3 million (Promissory Note), respectively. The Note Payable replaced financing available to IMC-Agrico under the expired $65.0 million sale of receivable interests agreement and bears interest primarily based on the LIBOR rate. The Promissory Note financed the repayment of the seller-financed purchase of reserves from Mississippi Chemical Corporation in April 1998. This note has a rate of 6.75 percent with quarterly principal payments through December 2003 as the original note required such terms.

     In 1997, PLP completed a tender offer for $144.3 million of its outstanding $150.0 million, 8.75 percent senior subordinated notes due 2004. PLP recorded an extraordinary charge in 1997 of $14.5 million primarily for the redemption premium incurred and the write-off of previously deferred finance changes.

     In 1997, IMC-Agrico entered into a variable rate demand note payable to IMC, based primarily on LIBOR interest rates, for borrowings up to $125.0 million. In addition, IMC entered into credit facilities with a group of banks which stipulate that IMC and certain of its subsidiaries may borrow up to $350.0 million under a revolving credit facility expiring December 1998, which has been renewed through December 1999, and $650.0 million under a long-term credit facility expiring December 2002, (collectively, IMC Credit Facilities). The IMC Credit Facilities have a letter of credit sublimit of $100.0 million. Borrowings under the IMC Credit Facilities are unsecured and bear interest at rates based on LIBOR. In addition, the IMC Credit Facilities have certain financial ratio and other covenants.

     On December 31, 1998, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the Balance Sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to PLP for debt instruments with similar terms and remaining maturities.

     Scheduled maturities, excluding the IMC Agreements, for each of the next five years are as follows:

     1999                $  4.4
     2000                   3.9
     2001                   3.9
     2002                   3.9
     2003 and beyond      239.7

10.  OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities as of December 31 were as follows:

                                          1998        1997
                                          ----        ----
     Employee and retiree benefits      $ 131.0     $ 144.1
     Environmental                         37.9        38.3
     Restructuring                         16.4           -
     Other                                 53.4        37.0
                                        -------     -------
       Other noncurrent liabilities     $ 238.7     $ 219.4
                                        =======     =======

     See Note 4, "Non-Recurring Charges," for detail on the restructuring reserve.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Substantially all individuals who perform services for IMC-Agrico are employed by IMC-Agrico MP, Inc. (MP Co.). This includes former employees of PLP and IMC who were transferred to MP Co. when IMC-Agrico was formed. As a result, on July 1, 1993, MP Co. established non-contributory pension plans (Plans) that cover substantially all of its employees who perform services for IMC-Agrico. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the Plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974. The expense related to such Plans is charged by MP Co. to IMC-Agrico. Employees whose pension benefits exceeded Internal Revenue Code limitations are covered by supplementary non-qualified, unfunded pension plans. The Plans' assets consist mainly of shares in a bond fund and a mutual fund.

     During 1997, MP Co. employees and certain IMC employees who provide services to IMC-Agrico and PLP, were given the option to remain in the current pension plan or transfer to a newly created defined contribution plan, effective January 1, 1998. As a result, under the provisions of SFAS No. 88 PLP recognized a $4.4 million curtailment loss for the year ended December 31, 1997.

     Certain IMC employees also provide services to IMC-Agrico and PLP. Such employees are covered by pension plans sponsored by IMC. The cost of providing such services, as well as the related pension expense, is charged to MP Co. and, in turn, to IMC-Agrico. PLP's share of pension expense for such employees totaled $2.3 million for 1998 of which $0.7 million represents curtailment and settlement loss; $4.3 million, of which $2.3 million represents a
     curtailment loss, for 1997; and $2.0 million for 1996.   See Note
     4, "Non-Recurring Charges."

     PLP provides certain health care benefit plans for certain retired employees. Prior to the FTX Merger, FTX and FMS provided these benefits for retired employees. MP Co. also provides certain health care benefit plans for retired employees. Certain plans are contributory and certain plans are non-contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees are not vested and such benefits are subject to change. For those employees who provide services to IMC-Agrico but were included in health care benefit plans of IMC, the cost of providing such benefits is charged by IMC to MP Co., and in turn, IMC-Agrico.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postreitirement Benefits." The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The following tables, prepared in accordance with the new standard, set forth pension and postretirement obligations for defined benefit plans, plan assets and benefit cost as of and for the years ended December 31 based on a September 30 measurement date:

                                   Pension Plans      Other Benefits
                                  --------------      --------------
                                  1998      1997      1998      1997
                                  ----      ----      ----      ----
     Change in benefit obligation
     Benefit obligation as
      of January 1               $ 40.4    $ 17.4   $  63.9   $   5.6
     Service cost                   1.9       2.5       0.6       1.2
     Interest cost                  2.3       1.4       3.4       4.0
     Plan amendment                 1.1       3.8         -         -
     Effect of settlements         (2.9)        -         -         -
     Actuarial loss                 3.8       1.3       8.5       0.6
     Benefits paid                (10.4)     (0.3)     (5.4)        -
     Acquisitions                     -      14.3         -      52.5
     Other                            -         -      (4.6)        -
     Curtailments                  (0.8)        -         -         -
                                 ------    ------    ------    ------
     Benefit obligation as
      of December 31             $ 35.4    $ 40.4   $  66.4   $  63.9
                                 ======    ======   =======   =======

     Change in plan assets
     Fair value as of January 1  $ 15.9    $  7.1   $     -   $     -
     Actual return                  0.9       1.7         -         -
     Partnership contribution      13.4       2.4       5.4         -
     Effect of settlements         (5.2)        -         -         -
     Acquisitions                     -       2.6         -         -
     Asset transfer                 0.7       2.4         -         -
     Benefits paid                (10.4)     (0.3)     (5.4)        -
                                 ------    ------   -------   -------
     Fair value as
      of December 31             $ 15.3    $ 15.9   $     -   $     -
                                 ======    ======   =======   =======


     Funded status of the plan   $(20.1)   $(24.5)  $ (66.4)  $ (63.9)
     Unrecognized net
      (gain) loss                   6.5       3.6     (47.9)    (56.4)
     Unrecognized transition
      asset                           -         -      (0.7)     (0.8)
     Unrecognized prior
      service cost                  4.2       3.5       0.1       0.1
                                -------   -------   -------   -------
     Accrued benefit cost       $  (9.4)  $ (17.4)  $(114.9)  $(121.0)
                                =======   =======   =======   =======

     Amounts recognized in the balance sheet
     Prepaid benefit cost       $   0.6   $   0.3   $     -   $     -
     Accrued benefit liability    (13.0)    (19.8)   (114.9)   (121.0)
     Intangible asset               3.0       2.1         -         -
                                -------   -------   -------   -------
     Total recognized           $  (9.4)  $ (17.4)  $(114.9)  $(121.0)
                                =======   =======   =======   =======

     The acquisition amounts relate to pension and postretirement liabilities and assets assumed in conjunction with the FTX Merger in December 1997. See Note 2, " Mergers." See Note 4, "Non-Recurring Charges," for details on the curtailments and settlements.

     Actuarial assumptions
     Discount rate                      7.0%    7.5%    7.0%    7.5%
     Expected return on plan assets    8.78%   8.75%      -       -
     Rate of compensation increase      5.0%    5.0%      -       -

     For measurement purposes, a 7.4 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 1998 decreasing gradually to 4.7 percent in 2004 and thereafter; and a 7.5 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 1998 decreasing gradually to 5.0 percent in 2004.

     Amounts applicable to the pension plans with accumulated benefit obligations in excess of plans assets are as follows:

                                           1998       1997
                                           ----       ----
     Projected benefit obligation         $ 24.7     $ 32.0
     Accumulated benefit obligation       $ 18.5     $ 26.5
     Fair value of plan assets            $ 10.7     $ 12.3

     The components of net pension and other benefits expense were:

                                         Pension              Other Benefits
                                  ---------------------    --------------------
                                   1998    1997    1996    1998    1997    1996
                                   ----    ----    ----    ----    ----    ----
      Service cost for benefits
       earned during the year     $ 1.9   $ 2.5   $ 2.1   $ 0.6   $ 1.2   $ 1.6
      Interest cost on projected
       benefit obligation           2.3     1.4     1.0     3.4     4.0     6.1
      Return on plan assets        (1.4)   (0.6)   (0.5)      -       -       -
      Net amortization and deferral 0.5     0.7     0.6       -       -    (2.5)
      Curtailments and settlements  2.0     2.2       -       -       -       -
                                  -----   -----   -----   -----   -----   -----
      Net pension and other
       benefits expense           $ 5.3   $ 6.2   $ 3.2   $ 4.0   $ 5.2   $ 5.2
                                  =====   =====   =====   =====   =====   =====

     The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                   One Percentage     One Percentage
                                   Point Increase     Point Decrease
                                   --------------     --------------
     Effect on total service and
      interest cost components        $  0.1             $  (0.1)
     Effect on postretirement
      benefit obligation              $  0.7             $  (0.6)

     MP Co. also has defined contribution pension and investment plans (MP Plans) for certain of its employees. The expense related to such MP Plans is charged by MP Co. to IMC-Agrico. PLP's expense for such MP Plans totaled $2.9 million, $1.6 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996.

     In addition, MP Co. provides benefits such as workers' compensation and disability to certain former or inactive employees after employment but before retirement. The plans are unfunded. Employees are not vested and the plan benefits are subject to change.

12.  COMMITMENTS AND CONTINGENCIES

     IMC-Agrico purchases natural gas and ammonia from third parties under contracts extending in some cases, for multiple years. Purchases under these contracts are generally at prevailing market prices and range from one to three years. IMC-Agrico also purchases its sulphur requirements under an agreement which extends over the life of the joint venture. Since the term of the sulphur purchase commitment is indeterminable, the dollar value of such commitments has been excluded from the schedule below after the year 2003.

     IMC-Agrico leases various types of properties, including buildings and structures, railcars and various types of equipment through operating leases. Lease terms generally range from three to five years, although some have longer terms.

     Summarized below is a schedule of IMC-Agrico's future minimum long-term purchase commitments and lease payments under non-cancelable operating leases as of December 31, 1998:


                         Purchase           Lease
                        Commitments      Commitments
                        -----------      -----------
     1999                $   349.4        $    15.7
     2000                    194.5             13.2
     2001                    173.7             12.0
     2002                    147.9              6.2
     2003                    147.9              6.2
     Subsequent years            -              8.2
                         ---------        ---------
                         $ 1,013.4        $    61.5
                         =========        =========

     IMC-Agrico's rental expense under non-cancelable operating leases for 1998, 1997 and 1996 amounted $27.3 million, $22.8 million and $20.3 million, respectively.

     IMC-Agrico also sells phosphate rock and concentrated phosphates to customers and IMC under contracts extending in some cases for multiple years. Sales under these contracts, except for certain phosphate rock sales which are at prices based on IMC-Agrico's cost of production, are generally at prevailing market prices.

     In November 1998, PhosChem of which IMC-Agrico is a member, reached a two-year agreement through the year 2000 to supply DAP to the China National Chemicals Import and Export Corporation (Sinochem). This agreement provides Sinochem with an option to extend the agreement to December 31, 2002. Sinochem is a state company with government authority for the import of fertilizers into China. Under the contract's terms, Sinochem will receive monthly shipments at prices reflecting the market at the time of shipment.

     Property Reserves
     In October 1996, IMC-Agrico signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property, Pine Level, containing approximately 100 million tons of phosphate rock reserves. In connection with the purchase, IMC-Agrico has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

     Within five years from the date of this agreement, IMC-Agico is required to provide notice to CMI regarding one of the following:
     (i) whether they have obtained the permits necessary to commence mining any part of the property; (ii) whether they wish to extend the permitting period for an additional three years; or (iii) whether they wish to decline to extend the permitting period. If the permits necessary to commence mining the property have been obtained, IMC-Agrico is obligated to pay CMI an initial royalty payment of $28.9 million. In addition to this initial royalty payment, IMC-Agrico is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained.

     Environmental Matters
     PLP's contingent environmental liability arises from three sources: (i) facilities currently or formerly owned by PLP or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites.

     At facilities currently or formerly owned by PLP or its corporate predecesssors, the historical use and handling of regulated chemical substances, oil and gas and crop nutrient products has resulted in soil and groundwater contamination. Spills or other unintended releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring PLP to undertake or fund cleanup efforts. At some locations, PLP has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations (which currently are in progress) to determine whether remedial action may be required to address contamination.

     Finally, the Superfund, and equivalent state statutes impose liability without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, PLP is involved or concluding involvement at less than ten Superfund or equivalent state sites.

     With regard to these contingent environmental liabilities, it is PLP's policy to accrue environmental investigatory and non-capital remediation costs for identified sites when litigation has commenced or a claim or assessment has been asserted or is probable and the likelihood of an unfavorable outcome is probable. In addition to these accrued amounts, material expenditures could be required by PLP in the future to remediate contamination at current or former sites. For other known sites, PLP estimates that any additional loss in excess of the accrued amounts would not be material. PLP cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites currently under investigation, sites for which investigations have not been performed, or sites at which unanticipated conditions are discovered. PLP's liability at the federal or state Superfund sites, either alone or in the aggregate, is not currently expected to be material.

     PLP believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for a portion of the costs that may be expended by PLP to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to PLP's acquisition of facilities or businesses from parties including ARCO; Conoco; the Williams Companies; Kerr-McGee Inc.; and certain other private parties.
     PLP has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date.

     Exploration Funding
     Through the Exploration Program, PLP is committed to expenditures of approximately $120.0 million, of which approximately $70.0 million has already been contributed through year-end for oil and gas exploration. IMC, on behalf of the PLP unitholders, seeks to reform or rescind the contracts that PLP entered with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. See Part I, Item 3, "Legal Proceedings," of this Annual Report on Form 10-K for further detail.

13.  OPERATING SEGMENTS

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. PLP has two reportable segments: IMC-Agrico Phosphates and its oil and gas operations. In 1997 and 1996, PLP had a third reportable segment, Sulphur, but this segment was spun off as a result of the FTX Merger.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. PLP evaluates performance based on operating earnings of the respective segments.

     Segment information for the years 1998, 1997 and 1996 was as follows:

                                                     1998
                            ---------------------------------------------------
                            IMC-Agrico
                            Phosphates   Sulphur   Oil & Gas  Other(a)   Total
                            ----------   -------   ---------  --------   -----
     Net sales from
      external customers     $  618.9   $     -   $    0.2   $   68.2  $  687.3
     Intersegment net sales      32.5         -          -          -      32.5
     Gross margins(b)           155.5         -       (0.3)      24.3     179.5
     Exploration expenses           -         -       20.9          -      20.9
     Operating earnings(c)      139.5         -      (21.3)      13.9     132.1
     Depreciation, depletion
      and amortization           35.1         -        0.2      (10.1)     25.2
     Total assets               731.9         -       50.8      (62.9)    719.8
     Capital expenditures        35.6         -       44.4        3.3      83.3

                                                     1997
                            ---------------------------------------------------
                            IMC-Agrico
                            Phosphates   Sulphur   Oil & Gas  Other(a)   Total
                            ----------   -------   ---------  --------   -----
     Net sales from
      external customers     $  614.6   $ 129.1    $  29.6   $   69.2  $  842.5
     Intersegment net sales      28.2      47.5          -          -      75.7
     Gross margins(d)           126.2      (4.4)       2.3       52.9     177.0
     Exploration expenses           -         -       15.8          -      15.8
     Operating earnings(e)      108.9      (8.0)     (15.1)      20.9     106.7
     Depreciation, depletion
      and amortization           42.6      21.8       11.2      (32.5)     43.1
     Total assets               719.5         -       21.8      (75.8)    665.5
     Capital expenditures        34.6       2.3       35.5          -      72.4


                                                     1996
                            ---------------------------------------------------
                            IMC-Agrico
                            Phosphates   Sulphur   Oil & Gas  Other(a)   Total
                            ----------   -------   ---------  --------   -----
     Net sales from
      external customers     $  714.1   $ 138.9    $  37.0   $   67.0  $  957.0
     Intersegment net sales      30.4      45.5          -          -      75.9
     Gross margins(f)           178.9      12.9       11.3       57.5     260.6
     Exploration expenses           -         -        2.5          -       2.5
     Operating earnings(f)      162.1       6.2        7.8       38.7     214.8
     Depreciation, depletion
      and amortization           41.8      21.4       14.8      (41.0)     37.0
     Total assets               713.5     566.3       20.8     (100.8)  1,199.8
     Capital expenditures        36.3       2.8        6.5        8.0      53.6

     (a) Segment information below the quantitative thresholds are attributable to Feed Ingredients and PLP corporate headquarters. Feed Ingredients produces and markets animal feed ingredients through Feed Ingredients. PLP corporate headquarters includes the elimination of intersegment transactions.
     (b) Before non-recurring charges of $8.0 million related to the Profit Improvement Program. See Note 4, "Non-Recurring
          Charges."
     (c) Before non-recurring charges of $62.6 million related to the Profit Improvement Program. See Note 4, "Non-Recurring
          Charges."  See Note 4, "Non-Recurring Charges."
     (d) Before a non-recurring charge of $384.5 million related to an impairment assessment of sulphur assets. See Note 4, "Non-
          Recurring Charges."
     (e) Before non-recurring charges of $22.6 million related to the FTX Merger and the $384.5 million sulphur asset impairment discussed above.
     (f) Before non-recurring charges of $3.0 million for asset valuations at IMC-Agrico.

     Financial information relating to PLP's operations by geographic area was as follows:

                                   Net Sales(a)
                       ------------------------------------
                         1998          1997          1996
                         ----          ----          ----
      United States    $  330.9     $   485.9     $   549.6
      China               146.7         169.0         191.9
      Other               209.7         187.6         215.5
                       --------     ---------     ---------
      Consolidated     $  687.3     $   842.5     $   957.0
                       ========     =========     =========

      (a) Revenues are attributed to countries based on location of customer.


               QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                 (In millions, except per unit amounts)

                                            Quarter
                          --------------------------------------------
                           First   Second   Third(a)  Fourth(b)  Year
                           -----   ------   --------  ---------  ----
     1998
       Net sales          $158.8   $196.0   $156.4     $176.1   $687.3
       Gross margins        35.4     53.4     42.1       40.6    171.5
       Operating income
        (loss)              17.7     36.3     36.9      (21.5)    69.5
       Earnings (loss)       8.8     26.9     27.3      (30.8)    32.3
       Earnings (loss)
        per unit          $ 0.09   $ 0.26   $ 0.26     $(0.30)  $ 0.31


     1997
       Net sales          $ 211.8  $228.8   $196.3     $205.6   $842.5
       Gross margins         56.9    52.4   (334.8)      18.0   (207.5)
       Operating income
        (loss)               38.1    39.6   (357.6)     (20.5)  (300.4)
       Earnings (loss)
        before extraordinary
        item                 29.2    30.6   (366.6)     (33.8)  (340.6)
       Earnings (loss)       29.2    30.6   (366.6)     (48.3)  (355.1)
       Earnings (loss)
        per unit before
        extraordinary item   0.28    0.30    (3.54)     (0.33)   (3.29)
       Earnings (loss)
        per unit          $  0.28  $ 0.30   $(3.54)    $(0.47)  $(3.43)

       (a) 1997 includes a $384.5 million non-recurring charge ($3.71 per unit) in 1997 for an impairment assessment of sulphur assets. See Note 4, "Non-Recurring Charges."
       (b) Includes non-recurring charges in 1998 totaling $62.6 million ($0.61 per unit) related to the Profit Improvement
            Program. See Note 4, "Non-Recurring Charges." Includes non-recurring charges in 1997 totaling $21.5 million ($0.21 per unit) related to the merger between FTX and IGL, and an extraordinary charge of $14.5 million ($0.14 per unit) primarily for redemption premiums associated with the early extinguishment of the 8.75 percent senior subordinated notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          As of December 22, 1997, PLP filed a Current Report on Form 8-K reporting events under Items 1 and 4 thereof, and subsequently on February 5, 1998, PLP filed an amendment on Form 8-K/A. The event reported under Item 1 addressed the change in control of PLP following the FTX Merger, 51.6 percent owner and administrative managing general partner of PLP, with IMC as the surviving entity. As a result, IMC assumed 51.6 percent ownership and became General Partner of PLP under the PLP Agreement.

          The event reported under Item 4 addressed the change in PLP's independent public accountants. As a result of the FTX Merger, Arthur Andersen LLP was replaced as the principal independent auditor of PLP by Ernst & Young LLP effective December 22, 1997. The report of Arthur Andersen LLP on the financial statements of PLP for 1996, which expressed reliance on certain audit work performed by Ernst & Young LLP relative to PLP's joint venture interest in IMC-Agrico and relative to certain pension and other post-employment and post-retirement benefits information related IMC-Agrico MP, Inc., did not contain an adverse opinion or a disclaimer of an opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During 1996 and the interim period ended December 22, 1997, the date of the FTX Merger, (i) there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure; and (ii) there were no "reportable events" (as defined in Rule 304(a) (1) (v) of Regulation S-K).


PART III.

Item 10.  Directors and Executive Officers of the Registrant

          As a limited partnership, PLP has no directors. IMC, the General Partner of PLP, performs comparable functions for PLP. PLP does not employ any executive officers; however, certain management functions are provided to PLP by executive officers and other employees of IMC.

          Section 16(a) Beneficial Ownership Reporting Compliance

          Because IMC is the General Partner of PLP, certain officers of IMC who perform policy-making functions for PLP are subject to the reporting requirements of Section 16 of the Exchange Act of 1934, as amended. An Initial Statement of Beneficial Ownership on Form 3 was not timely filed for Mr. John U. Huber, an officer of IMC. (Mr. Huber did not hold any units of PLP at the time the Form 3 was required to have been filed.) A Statement of Changes in Beneficial Ownership on Form 4 was not timely filed for Mr. Robert W. Bruce III, a former director of IMC. Two Form 4s were not timely filed for Mr. Rod F. Dammeyer, a director of IMC.

Item 11.  Executive Compensation

          PLP does not employ any executive officers and no compensation was provided by PLP to any executive officer for services rendered in any capacity in 1998. Prior to the FTX Merger, the services of executive officers of PLP were provided to PLP by FTX as provided in the PLP Agreement, for which PLP reimbursed FTX at its cost, including allocated overhead. Subsequent to the FTX Merger, IMC provides services to PLP as provided in the PLP Agreement, for which PLP reimburses IMC at its cost, including allocated overhead. Certain services provided by the General Partner are provided by executive officers and other employees of IMC. In accordance with the PLP Agreement, IMC is reimbursed on a monthly basis for expenses incurred on behalf of PLP. Reference is made to the information set forth in Part I,
          Item 1, "Business - Other Matters - Relationship between PLP and IMC," of this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          The following table contains certain information concerning the beneficial ownership of PLP units as of December 31, 1998 by each person known by PLP to be the beneficial owner of more than five percent of any class of PLP equity security, determined in accordance with Rule 13d-3 of the SEC and based on information furnished to PLP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.


          Name and Address      Number of PLP Units
          of Beneficial Owner    Beneficially Owned    Percent of Class
          -------------------------------------------------------------
          IMC Global Inc.           53,385,133(a)            51.6%
          2100 Sanders Road
          Northbrook, Illinois
          60062-6146

          Alpine Capital, L.P.      11,658,800(b)            11.3%
          201 Main Street
          Suite 2100
          Fort Worth, Texas  76102



          Wellington Management      8,973,200(c)             8.7%
          Company, LLP
          75 State Street
          Boston, Massachusetts 02109

          (a)  Consists of 198,234 PLP Depositary Units,  52,149,916
               PLP Unit Equivalents and 1,036,983 of partnership
               interests.
          (b)  Based on the Schedule 13G dated February 8, 1999 that
               Alpine Capital, L.P. filed with the SEC, Alpine Capital,
               L.P. has sole voting power and dispositive power with
               respect to all 11,658,800 units.
          (c)  Based on the Schedule 13G dated February 10, 1999 that
               Wellington Management Company, LLP (Wellington) filed
               with the SEC, Wellington has shared dispositive power
               and no voting power with respect to the 8,973,200 units.
               Wellington is a parent holding company which together
               with its affiliates, holds the units in its capacity as
               investment adviser to various clients, including
               Vanguard/Windsor Fund, Inc.  Vanguard Windsor Fund, Inc.
               reported on a Schedule 13G dated February 11, 1999 that
               it has sole voting power and shared dispositive power
               with respect to these 8,973,200 units.

Item 13.  Certain Relationships and Related Transactions

          Reference is made to the information set forth in Part I,
          Item 1, "Business - Other Matters - Relationship between PLP and IMC" and Item 11, "Executive Compensation," of this
          Annual Report on Form 10-K.


PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

          (a)(1).   Financial Statements.

                    Reference is made to the Index to Financial
                    Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

          (a)(2).   Financial Statement Schedules.

                    Reference is made to the Index to Financial
                    Statements Schedules appearing on page F-1 hereof.

          (a)(3).   Exhibits.

                    Reference is made to the Exhibit Index beginning on page E-1 hereof.

          (b).      Reports on Form 8-K.

                    During the fourth quarter and through the date of this filing, the following reports were filed:

                    None



                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PHOSPHATE RESOURCE PARTNERS
                                   LIMITED PARTNERSHIP

                                   By: IMC GLOBAL INC.
                                       Its Administrative Managing
                                       General Partner

                                   By: /s/ Robert E. Fowler, Jr.
                                       -------------------------
                                       Robert E. Fowler, Jr.
                                       Chairman and Chief Executive
                                       Officer of IMC Global Inc.



Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                 Title                          Date
---------                 -----                          ----

/s/ Robert E. Fowler, Jr. Chairman and Chief             March 30, 1999
Robert E. Fowler, Jr.     Executive Officer of
                          IMC Global Inc.
                          (principal executive officer)

/s/ Douglas A. Pertz      President, Chief               March 30, 1999
Douglas A. Pertz          Operating Officer and
                          Director of IMC Global Inc.
                          (principal operating officer)

/s/ J.Bradford James      Senior Vice President and      March 30, 1999
J.Bradford James          Chief Financial Officer
                          of IMC Global Inc.
                          (principal financial officer)

/s/ Anne M. Scavone       Vice President and             March 30, 1999
Anne M. Scavone           Controller of IMC Global Inc.
                          (principal accounting officer)

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Wendell F. Bueche

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Raymond F. Bentele

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Rod F. Dammeyer

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
James M. Davidson

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Harold H. MacKay

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
David B. Mathis

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Donald F. Mazankowski

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Joseph P. Sullivan

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Richard L. Thomas

        *                 Director of IMC Global Inc.    March 30, 1999
--------------------
Billie B. Turner


*By: /s/   Rose Marie Williams
           Rose Marie Williams
           Attorney-in-fact

              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP

                               Exhibit Index

                                             Incorporated    Filed with
Exhibit                                      Herein by       Electronic
No.     Description                          Reference to    Submission
-----------------------------------------------------------------------
3.1     Amended and Restated Agreement       Exhibit B on
        of Limited Partnership of PLP        the Prospectus
        dated as of May 29, 1987 (PLP        dated May 29,
        Partnership Agreement) among FTX,    1987 included
        Freeport Phosphate Rock Company and  in PLP's
        Geysers Geothermal Company, as       Registration
        general partners, and Freeport       Statement on
        Minerals Company (FMC), as general   Form S-1, as
        partner and attorney-in-fact for     amended, as
        the limited partners, of PLP.        initially filed
                                             with the
                                             Commission on
                                             May 29, 1987
                                             (Registration
                                             No. 33-13513).

3.2     Amendment to the PLP Partnership     Exhibit 3.2 to
        Agreement dated as of                PLP's December 31,
        December 16, 1988 effected by FMC,   1994 Annual Report
        as Administrative Managing General   on Form 10-K.
        Partner, and FTX, as General
        Partner of PLP.

3.3     Amendment to the PLP Partnership     Exhibit 19.2 to
        Agreement dated as of March 29,      PLP's March 31,
        1990 effected by FMC, as             1990 Form 10-Q.
        Administrative Managing General
        Partner, and FTX, as Managing
        General Partner, and FTX, as
        Managing General Partner, of PLP.

3.4     Amendment to the PLP Partnership     Exhibit 19.3 to
        Agreement dated as of April 6,       PLP's March 31,
        1990 effected by FTX, as             1990 Form 10-Q.
        Administrative Managing General
        Partner of PLP.

3.5     Amendment to the PLP Partnership     Exhibit 3.3 to
        Agreement dated as of January 27,    PLP's December 31,
        1992 between FTX, as Administrative 1991 Annual Report Managing General Partner, and FMRP, on Form 10-K.
        as Managing General Partner, of PLP.

3.6     Amendment to the PLP Partnership     Exhibit 3.4 to
        Agreement dated as of October 14,    PLP's December 31,
        1992 between FTX, as Administrative 1992 Annual Report Managing General Partner, and FMRP, on Form 10-K.
        as Managing General Partner, of PLP.

3.7     Amended and Restated Certificate of  Exhibit 3.3 to
        Limited Partnership of PLP dated     PLP's Registration
        June 12, 1986 (PLP Partnership       Statement on Form
        Certificate).                        S-1, as amended,
                                             as initially filed
                                             with the Commission
                                             on June 20, 1986
                                             (Registration No.
                                             33-5561).


3.8     Amendment dated as of January 9,     Exhibit 3.8 to
        1998 effected by IMC, as             PLP's 1997 Annual
        Administrative Managing General      Report on Form 10-K.
        Partner, and FMRP, as Managing
        General Partner of PLP.

3.9     Certificate of Amendment to the      Exhibit 3.6 to
        PLP Partnership Certificate dated    PLP's December 31,
        as of January 12, 1989.              1993 Annual Report
                                             on Form 10-K.

3.10    Certificate of Amendment to the      Exhibit 19.1 to
        PLP Partnership Certificate dated    PLP's March 31,
        as of December 29, 1989.             1990 Form 10-Q.

3.11    Certificate of Amendment to the      Exhibit 19.4 to
        PLP Partnership Certificate dated    PLP's March 31,
        as of April 12, 1990.                1990 Form 10-Q.

3.12    Certificate of Amendment to the                             X
        PLP Partnership Certificate dated
        as of January 9, 1998.

4.1     Deposit Agreement dated as of        Exhibit 28.4 to
        June 27, 1986 (Deposit Agreement)    PLP's Report on
        among PLP, The Chase Manhattan       Form 8-K dated
        Bank, N.A. (Chase) and Freeport      July 11, 1986.
        Minerals Company as attorney-in-
        fact of those limited partners
        and assignees holding depositary
        receipts for units of limited
        partnership interest in PLP.

4.2     Resignation dated December 26,       Exhibit 4.5 to
        1991 of Chase as Depositary under    PLP's December 31,
        the Deposit Agreement and            1991 Annual Report
        appointment dated December 27,       on Form 10-K.
        1991 of Mellon Bank, N.A. (Mellon)
        as successor Depositary, effective
        January 1, 1992.

4.3     Service Agreement dated as of        Exhibit 4.6 to
        January 1, 1992 between PLP and      PLP's December 31,
        Mellon pursuant to which Mellon      1991 Annual Report
        serves as Depositary under the       on Form 10-K.
        Deposit Agreement and Custodian
        under the Custodial Agreement.

4.4     Amendment to the Deposit Agreement   Exhibit 4.4 to
        dated as of November 18, 1992        PLP's December 31,
        between PLP and Mellon.              1992 Annual Report
                                             on Form 10-K.

4.5     Form of Depositary Receipt.          Exhibit 4.5 to
                                             PLP's December 31,
                                             1992 Annual Report
                                             on Form 10-K.


4.6     Custodial Agreement regarding        Exhibit 19.1 to
        the PLP Depositary Unit              PLP's June 30,
        Reinvestment Plan among FTX,         1987 Form 10-Q.
        PLP and Chase, effective as of
        April 1, 1987.

4.7     PLP Depositary Unit Reinvestment     Exhibit 4.4 to
        Plan.                                PLP's December 31,
                                             1991 Annual Report
                                             on Form 10-K.

4.8     Subordinated Indenture as of         Exhibit 4.11 to
        October 26, 1990 (Subordinated       PLP's December 31,
        Indenture) between PLP and           1993 Annual Report
        Manufacturers Hanover Trust          on Form 10-K.
        Company (MHTC) as Trustee.

4.9     First Supplemental Indenture         Exhibit 4.12 to
        dated as of February 15, 1994        PLP's December 31,
        between PLP and Chemical Bank,       1993 Annual Report
        as Successor to MHTC, as Trustee,    on Form 10-K.
        to the Subordinated Indenture
        providing for the issuance of
        $150,000,000 of aggregate principal
        amount of 8 3/4% Senior
        Subordinated Notes due 2004.

4.10    Form of Senior Indenture (Senior     Exhibit 4.1 to
        Indenture) from PLP to Chemical      PLP's Report on
        Bank, as Trustee.                    Form 8-K dated
                                             February 13, 1996.

4.11    Form of Supplemental Indenture       Exhibit 4.1 to
        dated February 14, 1996 from PLP     PLP's Report on
        to Chemical Bank, as Trustee, to     Form 8-K dated
        the Senior Indenture providing       February 16, 1996.
        for the issuance of $150,000,000
        aggregate principal amount of 7%
        Senior Debentures due 2008.

10.1    Contribution Agreement dated as      Exhibit 2.1 to
        of April 5, 1993 between PLP and     PLP's Report on
        IMC.  (PLP-IMC Contribution          Form 8-K dated
        Agreement)                           July 15, 1993.

10.2    First Amendment dated as of          Exhibit 2.2 to
        July 1, 1993 to the PLP-IMC          PLP's Report on
        Contribution Agreement.              Form 8-K dated
                                             July 15, 1993.

10.3    Amended and Restated Partnership     Exhibit 10.3 to
        Agreement dated as of May 26, 1995   PLP's December 31,
        among IMC-Agrico GP Company,         1995 Annual Report
        Agrico, Limited Partnership and      on Form 10-K.
        IMC-Agrico MP Inc (Amended and
        Restated Partnership Agreement).

10.4    Amendment and Agreement dated        Exhibit 10.1 to
        as of January 23, 1996 to the        PLP's Report on
        Amended and Restated Partnership     Form 8-K dated
        Agreement dated May 26, 1995 by      February 13, 1996.
        and among IMC-Agrico MP, Inc.,
        IMC Global Operations, Inc. and
        IMC-Agrico Company.

10.5    Amendment and Agreement dated as                            X
        of December 22, 1997 to the
        Amended and Restated Partnership
        Agreement dated May 26, 1995 by
        and among IMC-Agrico MP, Inc.;
        IMC Global Operations, Inc.; and
        IMC-Agrico Company.

10.6    Amended and Restated Parent          Exhibit 10.5 to
        Agreement dated as of May 26,        PLP's December 31,
        1995 among IMC Global Operations,    1995 Annual Report
        Inc.; PLP; FTX; and IMC-Agrico.       on Form 10-K.

10.7    Participation Agreement: McMoRan     Exhibit 10.6 to
        1997 Exploration Program             PLP's December 31,
        (Participation Agreement) dated      1997 Annual Report
        April 1, 1997 between PLP and MOXY.  on Form 10-K.

10.8    Amendment to Participation A         Exhibit 10.7 to
        Agreement dated December 15,         PLP's December 31,
        1997 between PLP and MOXY.           1997 Annual Report
                                             on Form 10-K.

10.9    Participation Agreement: McMoRan     Exhibit 10.8 to
        1997 Exploration Program dated       PLP's December 31,
        December 15, 1997 between PLP and    1997 Annual Report
        MOXY.                                on Form 10-K.

10.10   Promissory Demand Note between PLP,  Exhibit 10.9 to
        as borrower, and IMC, as lender,     PLP's December 31,
        dated December 22, 1997 in the       1997 Annual Report
        principal sum of $200,000,000.       on Form 10-K.

10.11   Promissory Demand Note between PLP,  Exhibit 10.10 to
        as borrower, and IMC, as lender,     PLP's December 31,
        dated December 22, 1997 in the       1997 Annual Report
        principal sum of $150,000,000.       on Form 10-K.

12.1    PLP Computation of Ratio of                                 X
        Earnings to Fixed Charges.

16      Letter of Arthur Andersen LLP        Exhibit 99.2 to
        re: change in certifying             PLP's Report on
        accountants.                         Form 8-K dated
                                             December 22, 1997
                                             and Exhibit 99.2
                                             to PLP's Report
                                             on Form 8-K/A dated
                                             February 5, 1998.

21.1    Subsidiaries of the Registrant.                             X

23.1    Consent of Ernst & Young LLP                                X
        dated March 30, 1999.

23.2    Consent of Arthur Andersen LLP                              X
        dated March 30, 1999.

24.1    Powers of Attorney pursuant to                              X
        which this report has been signed
        on behalf of certain directors of
        IMC Global Inc.

27.1    PLP Financial Data Schedule.                                X

99.1    Report of Ernst & Young LLP.                                X

99.2    Report of Ernst & Young LLP.                                X

               INDEX TO FINANCIAL STATEMENTS SCHEDULES

The financial statement schedules listed below should be read in conjunction with such financial statements contained in PLP's 1998 Annual Report on Form 10-K.

                                                            Page

I.   Condensed Financial Information of Registrant        F-2 - F-4
II.  Valuation and Qualifying Accounts                       F-5


Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1996 and for the year ended December 1996 of Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership) included in this Form 10-K, and have issued our report thereon dated January 21, 1997 (except with respect to Note 11 as to which the date is January 26, 1998). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the General Partner's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules as of December 31, 1996 and for the year then ended have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
New Orleans, Louisiana
January 21, 1997

            PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENT OF OPERATIONS
                             (In millions)

                                             Years Ended December 31,
                                            -------------------------
                                             1998     1997     1996
                                             ----     ----     ----
Net sales                                   $  0.2  $ 158.7   $176.0
Cost of goods sold                             0.5    545.0    155.3
                                            ------  -------   ------
  Gross margins                               (0.3)  (386.3)   (20.7)
Exploration expenses                          20.9     15.8      2.5
Selling, general and administrative expenses   7.9     57.4     35.5
                                            ------  -------   ------
  Operating loss                             (29.1)  (459.5)   (17.3)
Interest expense, net                        (35.3)   (32.7)   (31.8)
Equity in earnings of IMC-Agrico              95.5    154.7    226.0
Other (income) expense, net                   (1.2)     3.1     (0.4)
                                            ------  -------   ------
Earnings (loss) before extraordinary item     32.3   (340.6)   177.3
Extraordinary charge - debt retirement           -    (14.5)       -
                                            ------  -------   ------
Earnings (loss)                             $ 32.3  $(355.1)  $177.3
                                            ======  =======   ======


   See Notes to Financial Statements in PLP's Form 10-K for the year ended December 31, 1998


</TABLE





              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              BALANCE SHEET
                              (In millions)

                                                December 31,
                                          ----------------------
                                            1998          1997
                                            ----          ----
Assets
Current assets:
   Cash and cash equivalents              $   12.4      $    9.5
   Receivables, net                            3.9           5.4
   Other current assets                        0.5           1.1
                                          --------      --------
   Total current assets                       16.8          16.0

Property, plant and equipment, net            50.7          21.2
Investment in IMC-Agrico                     347.2         378.8
Investment in MOXY                            13.5          13.5
Other assets                                   1.2           1.4
                                          --------      --------
Total assets                              $  429.4      $  430.9
                                          ========      ========

Liabilities and Partners' Deficit
Accounts payable and accrued liabilities  $   10.3      $   28.9
Long-term debt                               461.2         455.8
Other noncurrent liabilities                 116.9         114.6
Partners' deficit                           (159.0)       (168.4)
                                          --------      --------
Total liabilities and partners' deficit   $  429.4      $  430.9
                                          ========      ========


   See Notes to Financial Statements in PLP's Form 10-K for the year ended December 31, 1998


             PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        STATEMENT OF CASH FLOWS
                             (In millions)
                                           Years Ended December 31,
                                         ----------------------------
                                          1998       1997       1996
                                          ----       ----       ----
Cash flow from operating activities:
Earnings (loss)                          $ 32.3    $(355.1)    $177.3
Adjustments to reconcile earnings
 (loss) to net cash provided by
 operating activities:
    Sulphur asset impairment charge           -      384.5          -
    Depreciation and amortization           0.2       33.9       36.2
    Oil and gas exploration expenses       14.7       15.8        2.5
    Equity in earnings of IMC-Agrico      (95.5)    (154.7)    (226.0)
    Cash distributions received from
     IMC-Agrico                           127.1      187.0      263.1
    Other                                   2.5      (10.3)      (0.8)
    Changes in:
      Receivables                           1.5        1.4       (0.8)
      Inventories                             -        2.9        1.7
      Other current assets                  0.6        0.7       (0.5)
      Accounts payable and
       accrued liabilities                (18.6)      (8.2)       6.2
                                         ------     ------     ------
Net cash provided by operating
 activities                                64.8       97.9      258.9
                                         ======     ======     ======

Cash flow from investing activities:
Capital expenditures                      (44.4)     (37.8)      (9.5)
Investment in IMC-Agrico                      -      (11.0)      (7.6)
Investment in MOXY                            -       (8.2)         -
Other                                         -          -        4.0
                                         ------     ------     ------
Net cash used in investing activities     (44.4)     (57.0)     (13.1)
                                         ======     ======     ======


Cash flow from financing activities:
Cash distributions to partners            (22.9)    (119.6)    (222.1)
Proceeds from (repayment of) debt, net      5.4      105.1     (171.1)
Cash transferred to FSC                       -      (23.3)         -
Proceeds from sale of notes                   -          -      147.8
                                         ------     ------     ------
Net cash used in financing activities     (17.5)     (37.8)    (245.4)
                                         ------     ------     ------
Net increase in cash and cash equivalents   2.9        3.1        0.4
Cash and cash equivalents at
 beginning of year                          9.5        6.4        6.0
                                         ------     ------     ------
Cash and cash equivalents at end of year $ 12.4     $  9.5     $  6.4
                                         ======     ======     ======


      See Notes to Financial Statements in PLP's Form 10-K for the
                      year ended December 31, 1998


             PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (In millions)

     Col. A       Col. B         Col. C          Col. D      Col. E
--------------- --------- -------------------- ---------   ---------
                               Additions
                          -------------------
                   Balance at Charged to  Charged to                Balance at
                   Beginning  Costs and     Other     Other-Add       End of
Description        of Period   Expenses    Accounts    (Deduct)       Period
--------------- --------- ---------  --------  --------    ---------
Reclamation and mine shutdown reserves:
1998:
  Phosphates     $ 38.3    $  6.8    $    -    $ (7.2)(a)    $ 37.9

1997:
  Sulphur        $ 47.6    $  9.4    $  4.8(b) $(61.8)(c)    $    -
  Phosphates       42.3       9.5         -     (13.5)(d)      38.3
  Oil & Gas         6.2       2.5       3.7(b)  (12.4)(c)         -
                 ------    ------    ------    ------        ------
                 $ 96.1    $ 21.4    $  8.5    $(87.7)(e)    $ 38.3
                 ======    ======    ======    ======        ======

1996:
  Sulphur        $ 71.9    $  3.9    $    -    $(28.2)(f)    $ 47.6
  Phosphates       36.0      10.1         -      (3.8)         42.3
  Oil & Gas         4.9       1.3         -         -           6.2
                 ------    ------    ------    ------        ------
                 $112.8    $ 15.3    $    -    $(32.0)(e)    $ 96.1
                 ======    ======    ======    ======        ======

(a) Includes a reclassification to short-term payables of $7.2 million.
(b)  Relates to the transfer of IMC's 25.0 percent interest in Main
     Pass to PLP.
(c) Includes a reduction of $63.2 million for sulphur and oil & gas reserves included in the net assets distributed to FSC. See Note
     3, "Distributions," of Notes of Financial Statements in Part II,
     Item 8, "Financial Statements and Supplementary Data," of this
     Annual Report on Form 10-K for further detail.
(d) Includes a reclassification to short-term payables of $12.0 million.


(e) Includes expenditures of $26.6 million in 1997 and $11.3 million in 1996.
(f) Includes a reclassification to short-term payables of $17.1 million.
