Form 10-Q
period 1999-03-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1999-05-14
CIK 793421

=======================================================================

       SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                        -----------------------


                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999


                    Commission file number 1-9164


   Phosphate Resource Partners Limited Partnership
        (Exact name of Registrant as specified in its charter)


            Delaware                               72-1067072
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)


       2100 Sanders Road                           (Zip Code)
     Northbrook, Illinois                            60062
    (Address or principal
     executive offices)


  Registrant's telephone number, including area code:  (847) 272-9200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes  X   .  No       .
                              ------     -------


=======================================================================

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in PLP's Annual Report on Form 10-K for the year ended December 31, 1998, are unaudited but include all adjustments which the management of IMC Global Inc. (IMC), the managing general partner of PLP, considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED STATEMENT OF EARNINGS
(In millions, except per unit amounts)
                                                 Three months ended
                                                      March 31
                                                  1999         1998
Net sales                                       $ 167.4      $ 158.8
Cost of goods sold                                123.6        123.4
                                                 ------       ------
Gross margins                                      43.8         35.4

Selling, general and administrative expenses        7.5          8.2
Exploration expenses                                1.5          9.5
                                                 ------       ------
Operating earnings                                 34.8         17.7

Interest expense                                    9.9          9.6
Other (income) expense, net                        (2.5)        (0.7)
                                                 ------       ------
Earnings before cumulative effect of a
 change in accounting principle                    27.4          8.8
Cumulative effect of a change in
 accounting principle                              (2.6)           -
                                                 ------       ------

Earnings                                         $ 24.8       $  8.8
                                                 ======       ======


Earnings per unit:
Earnings before cumulative effect of a change
 in accounting principle                         $ 0.26       $ 0.09
Cumulative effect of a change in
 accounting principle                             (0.02)           -
                                                 ------       ------

Earnings per unit                                $ 0.24       $ 0.09
                                                 ======       ======

Average units outstanding                         103.5        103.5

Distributions paid per publicly held unit        $ 0.10       $    -


            (See Notes to Condensed Financial Statements)

CONDENSED BALANCE SHEET
(In millions)

                                             March 31,   December 31,
Assets                                         1999          1998
Current assets:
   Cash and cash equivalents                 $   9.4       $  10.8
   Receivables, net                             56.2          65.0
   Inventories, net                            110.9         122.2
   Other current assets                          0.7           0.9
                                             -------       -------
      Total current assets                     177.2         198.9


Property, plant and equipment, net             492.8         477.5
Other assets                                    37.9          43.4
                                             -------       -------

Total assets                                 $ 707.9       $ 719.8
                                             =======       =======

Liabilities and Partners' Deficit
Current liabilities:
   Accounts payable and accrued liabilities  $  43.8       $  59.5
   Short-term debt and current maturities
    of long-term debt                            4.7           4.4
                                             -------       -------
      Total current liabilities                 48.5          63.9


Long-term debt, less current maturities        543.5         556.9
Other noncurrent liabilities                   260.4         258.0
Partners' deficit                             (144.5)       (159.0)
                                             -------       -------

Total liabilities and partners' deficit      $ 707.9       $ 719.8
                                             =======       =======


            (See Notes to Condensed Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(In millions)
                                                   Three months ended
                                                       March 31,
                                                    1999       1998
Cash Flows from Operating Activities
  Earnings                                         $ 24.8     $  8.8
  Adjustments to reconcile earnings to
   net cash provided by operating activities:
       Depreciation, depletion and amortization       5.6        6.1
       Oil and gas exploration expenses                 -        7.2
       Other charges and credits, net                 4.4        1.6
       Changes in:
         Receivables                                  8.8       10.1
         Inventories                                 11.3       (0.1)
         Other current assets                         0.2        0.8
         Accounts payable and accrued liabilities   (14.9)     (13.4)
                                                   ------     ------
       Net cash provided by operating activities     40.2       21.1
                                                   ------     ------
Cash Flows from Investing Activities
  Capital expenditures                              (17.3)     (27.5)
  Proceeds from sale of property, plant
   and equipment                                      0.4        0.3
                                                   ------     ------
       Net cash used in investing activities        (16.9)     (27.2)
                                                   ------     ------
       Net cash provided (used) before
        financing activities                         23.3       (6.1)
                                                   ------     ------
Cash Flows from Financing Activities
  Cash distributions to unitholders                 (10.3)         -
  Payments of long-term debt                        (14.4)         -
  Proceeds from issuance of long-term debt              -        6.2
  Changes in short-term debt, net                       -       (0.4)
                                                   ------     ------
       Net cash provided by (used in)
        financing activities                        (24.7)       5.8
                                                   ------     ------
Net decrease in cash and cash equivalents            (1.4)      (0.3)
Cash and cash equivalents - beginning of period      10.8       17.4
                                                   ------     ------
Cash and cash equivalents - end of period          $  9.4     $ 17.1
                                                   ======     ======

              (See Notes to Condensed Financial Statements)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)

1.  Cumulative Effect of a Change in Accounting Principle

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to 1999, PLP capitalized its start-up activity costs. PLP adopted the provisions of SOP 98-5 in its financial statements for the year beginning January 1, 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of a change in accounting principle of $2.6 million to expense start-up costs that had been capitalized prior to 1999. The future impact of SOP 98-5 will not be material to the Company's operating results.

2.  Operating Segments

    Segment information for 1999 and 1998 was as follows:

                                      IMC-Agrico
                           IMC-Agrico    Feed
                           Phosphates Ingredients Oil & Gas   Other(a)    Total
                           ---------- ----------- ---------   --------    -----
    Three months ended March 31, 1999
    Net sales               $ 147.8    $  18.0     $   1.6    $     -   $ 167.4
    Intersegment net sales      8.4          -           -          -       8.4
    Gross margins              36.0        3.8         1.1        2.9      43.8
    Exploration expenses          -          -         1.5          -       1.5
    Operating earnings         32.3        3.2        (0.4)      (0.3)     34.8


                                      IMC-Agrico
                           IMC-Agrico    Feed
                           Phosphates Ingredients Oil & Gas   Other(a)    Total
                           ---------- ----------- ---------   --------    -----

    Three months ended March 31, 1998
    Net sales               $ 142.1    $  16.7     $     -    $     -   $ 158.8
    Intersegment net sales      8.0          -           -          -       8.0
    Gross margins              29.4        3.1           -        2.9      35.4
    Exploration expenses          -          -         9.5          -       9.5
    Operating earnings         25.2        2.4        (9.5)      (0.4)     17.7

   (a) Segment information below the quantitative thresholds is attributable to PLP corporate headquarters. PLP's 1998 Form
        10-K included IMC-Agrico Feed Ingredients (Feed Ingredients) in
        Other as its segment information was below the quantitative thresholds. In 1999, Feed Ingredients' segment information met the quantitative thresholds and, accordingly, was disclosed as a separate segment.

3.  Restructuring Charge
    The following footnote discloses amounts in total for IMC-Agrico Company (IMC-Agrico).

    During the fourth quarter of 1998, IMC-Agrico developed and began execution of a plan to improve profitability (Restructuring Plan). The Restructuring Plan was comprised of four major initiatives: (i) the combination of the potash and phosphates business units of IMC in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of IMC-Agrico's core competencies; and (iv) reduction of operational and administrative headcount. In conjunction with the Restructuring Plan, IMC-Agrico recorded pre-tax charges totaling $148.8 million in the fourth quarter of 1998.

    The following table summarizes the activity during the period
    January 1, 1999 to March 31, 1999 of the accruals recorded in conjunction with the Restructuring Plan.

                                  Accrual at                     Accrual at
                               January 1, 1999    Cash Paid    March 31, 1999
                               ---------------    ---------     -------------
    Asset impairments:
       Facilities closed prior
        to December 31, 1998    $    -        $    -         $    -
       Facilities to be closed
        in 1999                      -             -              -

    Non-employee exit costs:
       Demolition and closure
        costs                     31.2           1.3           29.9
       Idled leased
        transportation equipment  13.2           1.5           11.7
       Other                       4.6           1.5            3.1

    Employee headcount reductions:
       Severance benefits            -             -              -
       Settlement, curtailment
        and special termination
        benefits                     -             -              -

    Inventories and spare parts of exited businesses:
       Finished goods inventories    -             -              -
       Spare parts inventories       -             -              -
                                ------        ------         ------
    Total                       $ 49.0        $  4.3         $ 44.7
                                ======        ======         ======

    The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first quarter of 1999, 41 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left IMC-Agrico in accordance with their target retirement date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

         Results of Operations
         ---------------------

         Three months ended March 31, 1999 vs. three months ended
         March 31, 1998
         --------------------------------------------------------

         Overview
         PLP, through its joint venture operation in IMC-Agrico, is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. IMC-Agrico is 41.5 percent owned by PLP and 58.5 percent owned by IMC. PLP also participates in the exploration and production of oil and gas (Exploration Program) primarily through its agreement with McMoRan Exploration Company (MMR).

         PLP's first quarter net sales of $167.4 million increased five percent from $158.8 million in the year-earlier period principally due to a four percent increase in sales for IMC-Agrico in the first quarter. PLP's gross margins of $43.8 million in the first quarter of 1999 increased 24 percent from gross margins of $35.4 million in the first quarter of 1998 primarily as a result of a 22 percent increase in IMC-Agrico's gross margins.

         IMC-Agrico Company
         IMC-Agrico's operations consist of its phosphate crop nutrients business (Phosphates) and its animal feed ingredients business (Feed Ingredients).

         The amounts included in the following Phosphates and Feed Ingredients discussions are shown in total for the respective operations, unless otherwise indicated.

         Phosphates
         Phosphates' net sales for the first quarter increased $10.3 million from $364.5 million in 1998 to $374.8 million in 1999, primarily as a result of higher average concentrates sales realizations and higher uranium sales volumes, partially offset by lower sales volumes of concentrates. Higher average concentrate sales prices of $5.3 million were driven by higher average diammonium phosphate (DAP) realizations. A decrease of $7.0 million in sales volumes of concentrated phosphates was primarily due to decreased shipments of monoammonium phosphate, granular monoammonium phosphate and granular triple superphosphate, partially offset by increased shipments of merchant acid and DAP. The decreased shipments were mainly attributable to lower international shipments to certain countries. Uranium volumes increased net sales by $9.3 million as a result of the absence of sales in the prior year caused by a temporary delay pending an anticipated upswing in spot market prices.

         Gross margins increased 22 percent to $86.7 million in the first quarter of 1999 compared to $71.3 million in the first quarter of 1998, mainly due to lower production costs and the higher prices discussed above, partially offset by the lower volumes discussed above. Production costs decreased compared to the prior year's first quarter primarily as a result of improved mining conditions for the phosphate rock operations, as well as the following factors: (i) dry weather; (ii) a reduction in water removal efforts; and (iii) lower raw material costs for purchased ammonia and natural gas.

         The following table summarizes Phosphates' sales volumes and average selling prices for the three months ended March 31:

                                                 1999        1998
                                                 ----        ----
         Sales volumes
          (in thousands of short tons)(a):      1,690       1,758
         Average DAP price per ton(b):           $176        $171

         (a) Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
         (b)  Average prices represent sales made FOB plant.

         Feed Ingredients
         Feed Ingredients' net sales increased eight percent to $43.4 million in the current quarter from $40.2 million in the prior year quarter, mainly as a result of an increase of $3.0 million in international sales volumes, primarily in the Asian market.

         Gross margins increased 23 percent to $9.2 million in the first quarter of 1999 from $7.5 million in the first quarter of 1998. This increase resulted from lower production and limestone costs.

         Oil and Gas Operations
         The Exploration Program had net sales of $1.6 million and gross margins of $1.1 million for the current quarter as production began at both Vermilion Block 159 and West Cameron Block 616.

         Exploration expenses of $1.5 million for the three months ended March 31, 1999 related primarily to the Exploration Program and were largely comprised of geological and geophysical expenses. The decrease from prior year expenses of $9.5 million occurred largely because of the absence of dry hole costs in the current quarter compared to $7.2 million of dry hole costs during the same period last year.

         Other (Income) Expense, Net
         Other income for the first quarter of 1999 increased $1.8 million from the prior year primarily as a result of a gain on the sale of an IMC-Agrico investment.

         Restructuring Plan
         The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first quarter of 1999, 41 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left IMC-Agrico in accordance with their target retirement date. See Note 3, "Restructuring Charge," of Notes to Condensed Financial Statements.

         Capital Resources and Liquidity
         -------------------------------

         PLP generates cash through its joint venture operations in IMC-Agrico and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $40.2 million for the three months ended March 31, 1999 versus $21.1 million for the same period one year ago. The increase in net cash provided by operating activities was mainly due to a decrease in working capital primarily related to a reduction in uranium inventories resulting from the increased sales volumes discussed above.

         Net cash used in investing activities for the first three months of 1999, which consisted primarily of capital expenditures, decreased to $16.9 million from $27.2 million in the same period one year ago. This decrease was mainly attributable to a reduction in capital expenditures for the Exploration Program.

         Net cash used in financing activities was $24.7 million for the three months ended March 31, 1999 compared to net cash provided by financing activities of $5.8 million for the same period in the prior year. The increase in cash used in financing activities of $30.5 million was primarily due to a reduction of $14.4 million in long-term debt due to payments to reduce working capital loans with IMC and an increase in distributions to unitholders of $10.3 million during the first three months of the current year resulting from the payment of a distribution of $0.10 per unit declared in January 1999.

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

         System Inventory and Analysis Phase The system inventory and analysis phase consists of compiling a detailed inventory of all of PLP's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore, require remediation. PLP has focused specifically on the following seven target areas: (i) business application software; (ii) mainframe hardware and software; (iii) network servers; (iv) desktop environment; (v) network and telephone systems; (vi) non-information technology assets and facilities; and (vii) major suppliers and service providers. This analysis has involved both an internal assessment conducted by PLP engineers, technicians and managers, as well as contact with the manufacturers of computer systems and equipment used by PLP in its operations. PLP has completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by PLP during this stage include the following systems: (i) equipment maintenance; (ii) spare parts inventory; (iii) purchasing; (iv) mine simulation; (v) payroll/human resource; and (vi) financial/accounting. In addition, certain PLP plants have identified production control systems that will require Year 2000-related remediation in order to remain operative.

         Remediation, Testing and Implementation Phase The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each
         specific date-sensitive item.   The remediated item is then
         tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. Several system manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing. PLP expects to have substantially completed the remediation testing and implementation phase in the third quarter of 1999.

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

         Vendor and Customer Review Phase Vendor reviews consist of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. PLP has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. PLP currently is analyzing the information provided in these responses, and will determine the best way to address any specific issues. As an additional precaution, when appropriate, PLP's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

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

         Costs
         PLP does not currently expect that the costs of addressing its Year 2000-related issues will have a material effect on its financial position, results of operations or liquidity. Modification costs related to Year 2000-related issues are expensed as incurred and are funded through operating cash flows. PLP estimates its total Year 2000-related technology and non-information technology systems remediation costs to be approximately $1.8 million, of which $0.6 million was expended in 1998. The remaining costs will be incurred during 1999. A sizable portion of these costs represent the redeployment of existing employee resources rather than incremental expenses.

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

         Contingency Planning
         PLP is planning to develop contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. PLP is currently developing a contingency plan based upon templates and suggested procedures that have been provided by IMC's Year 2000 Manager. PLP's contingency plan will identify the risk and document the steps that need to be taken to allow PLP to continue to meet the needs of its customers in the event of a Year 2000-related failure. PLP expects to complete its contingency plan in the third quarter of 1999.

         The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness
         Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 3.  Market Risk.

         PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At March 31, 1999, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1998.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.(1)

          FTX Merger Litigation
          ---------------------

          In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. IMC was alleged to have aided and abetted these breaches of fiduciary duty.

          In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of IMC.
          The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' moved the court to dismiss the amended complaint in November 1998. In May 1999, the plaintiffs agreed to dismiss the action. Final terms of the dismissal have not yet been determined.

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

          IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss the Plaintiffs' claims. The defendants filed their briefs in support of their motions in January 1999. IMC filed its amended complaint, and its responses to the motions to dismiss in February 1999. In response, the Director Defendants filed renewed motions which are awaiting argument. No trial date has been scheduled. IMC intends to pursue this action vigorously.

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

                                   PHOSPHATE RESOURCE PARTNERS
                                   LIMITED PARTNERSHIP

                                   By:  IMC GLOBAL INC.,
                                        Its Administrative Managing
                                        General Partner

                                   By:  /s/ Anne M. Scavone
                                        ----------------------------
                                        Anne M. Scavone
                                        Vice President and Controller
                                        (on behalf of the Registrant
                                         and as Chief Accounting
                                         Officer)

Date:  May 14, 1999

----------------------------

(1) All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and
     Analysis of Financial Condition and Results of Operations," and
     Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities
     Litigation Reform Act of 1995.

     Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions in the agricultural industry, the oil & gas industry or in localities where PLP or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by PLP for its products; constraints on supplies of raw materials used in manufacturing certain of PLP's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental, and administrative proceedings involving PLP; the completion of PLP's Year 2000 program; and the other risk factors reported from time to time in PLP's Securities and Exchange Commission reports.