Form 10-Q
period 1999-06-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1999-08-13
CIK 793421

===========================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999


                     Commission file number 1-9164


            Phosphate Resource Partners Limited Partnership
        (Exact name of Registrant as specified in its charter)



              Delaware                             72-1067072
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

          2100 Sanders Road
        Northbrook, Illinois                          60062
  (Address of principal executive                   (Zip Code)
               offices)


  Registrant's telephone number, including area code:  (847) 272-9200


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X   .  No       .
                           ------     -------
==========================================================================

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements.

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


CONDENSED STATEMENT OF EARNINGS
(In millions, except per unit amounts)
                                   Three months ended     Six months ended
                                        June 30,              June 30,
                                    1999       1998        1999      1998
Net sales                         $174.2     $196.0      $341.6    $354.8
Cost of goods sold                 131.8      142.6       255.4     266.0
                                  ------     ------      ------    ------
     Gross margins                  42.4       53.4        86.2      88.8

Selling, general and
 administrative expenses             6.7        7.7        14.2      15.9
Exploration expenses                 1.9        9.4         3.4      18.9
                                  ------     ------      ------    ------
     Operating earnings             33.8       36.3        68.6      54.0

Interest expense                     9.8       10.0        19.7      19.6
Other (income) expense, net         (0.2)      (0.6)       (2.7)     (1.3)
                                  ------     ------      ------    ------
Earnings before cumulative
 effect of a change in
 accounting principle               24.2       26.9        51.6      35.7
Cumulative effect of a change
 in accounting principle               -          -        (2.6)        -
                                  ------     ------      ------    ------
Earnings                          $ 24.2     $ 26.9      $ 49.0    $ 35.7
                                  ======     ======      ======    ======

Earnings per unit:
Earnings before cumulative
 effect of a change in
 accounting principle             $ 0.23     $ 0.26      $ 0.49    $ 0.35
Cumulative effect of a change
 in accounting principle               -          -       (0.02)        -
                                  ------     ------      ------    ------
Earnings per unit                 $ 0.23     $ 0.26      $ 0.47    $ 0.35
                                  ======     ======      ======    ======
Average units outstanding          103.5      103.5       103.5     103.5
Distributions paid per publicly
 held unit                        $ 0.03     $    -      $ 0.13    $    -

             (See Notes to Condensed Financial Statements)



CONDENSED BALANCE SHEET
(In millions)
                                            June 30,    December 31,
Assets                                        1999          1998
---------------------------------------------------------------------
Current assets:
  Cash and cash equivalents               $   21.0      $   10.8
  Receivables, net                            53.4          65.0
  Inventories, net                            97.4         122.2
  Other current assets                         0.2           0.9
                                          --------      --------
     Total current assets                    172.0         198.9

Property, plant and equipment, net           499.9         477.5
Other assets                                  22.5          43.4
                                          --------      --------
Total assets                              $  694.4      $  719.8
                                          ========      ========

Liabilities and Partners' Deficit
------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued
   liabilities                            $   45.5      $   59.5
  Short-term debt and current maturities
   of long-term debt                           4.3           4.4
                                          --------      --------
     Total current liabilities                49.8          63.9

Long-term debt, less current maturities      530.9         556.9

Other noncurrent liabilities                 237.2         258.0
Partners' deficit                           (123.5)       (159.0)
                                          --------      --------
Total liabilities and partners' deficit   $  694.4      $  719.8
                                          ========      ========


             (See Notes to Condensed Financial Statements)


CONDENSED STATEMENT OF CASH FLOWS
(In millions)
                                                      Six months ended
                                                          June 30,
                                                      1999        1998
-------------------------------------------------------------------------
Cash Flows from Operating Activities
Earnings                                           $  49.0        $  35.7
Adjustments to reconcile earnings to net cash
 provided by operating activities:
Depreciation, depletion and amortization              11.5           12.5
Oil and gas exploration expenses                         -           14.3
Other charges and credits, net                       (16.5)          (4.5)
Changes in:
        Receivables                                   11.6           (0.2)
        Inventories                                   24.8            8.3
        Other current assets                           0.6            1.5
        Accounts payable and accrued liabilities     (13.1)         (19.9)
                                                   -------        -------
Net cash provided by operating activities             67.9           47.7
                                                   -------        -------
Cash Flows from Investing Activities
Capital expenditures                                 (30.1)         (48.9)
Proceeds from sale of investment                      12.8              -
Proceeds from sales of property, plant and
 equipment                                             0.5            1.6
                                                   -------        -------
Net cash used in investing activities                (16.8)         (47.3)
                                                   -------        -------
Net cash provided before financing activities
                                                      51.1            0.4
                                                   -------        -------
Cash Flows from Financing Activities
Cash distributions to unitholders                    (13.5)             -
Payments of long-term debt                           (27.8)         (11.1)
Proceeds from issuance of long-term debt               0.4           10.5
Change in short-term debt, net                           -            0.1
                                                   -------        -------
Net cash used in financing activities                (40.9)          (0.5)
                                                   -------        -------
Net change in cash and cash equivalents               10.2           (0.1)
Cash and cash equivalents - beginning of period       10.8           17.4
                                                   -------        -------
Cash and cash equivalents - end of period          $  21.0        $  17.3
                                                   =======        =======

                   (See Notes to Condensed Financial Statements)


NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)

1.Sale of Investment in MMR

  During the second quarter of 1999, PLP sold its entire investment in McMoRan Exploration Co. (MMR) stock. In connection with the sale, PLP received proceeds of $12.8 million and recorded a loss of $0.7 million.

2.Cumulative Effect of a Change in Accounting Principle

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to 1999, PLP capitalized its start-up activity costs. PLP adopted the provisions of SOP 98-5 in its financial statements for the year beginning January 1, 1999. The effect of the adoption of SOP 98-5 was to record a charge during the first quarter for the cumulative effect of a change in accounting principle of $2.6 million to expense start-up costs that had been capitalized prior to 1999. The future impact of SOP 98-5 is not expected to be material to the Company's operating results.

3.Operating Segments

  Segment information for 1999 and 1998 was as follows:

                    IMC-Agrico    IMC-Agrico
                    Phosphates  Feed Ingredients Oil & Gas  Other(a)   Total
                    ----------  ---------------- ---------  --------   -----
  Three months ended June 30, 1999
   Net sales         $ 153.2        $  17.4       $  3.6   $   -     $ 174.2
   Intersegment net
    sales                8.7              -            -       -         8.7
   Gross margins        32.9            3.9          2.7     2.9        42.4
   Exploration
    expenses               -              -          1.9       -         1.9
   Operating
    earnings            29.2            3.3          0.8     0.5        33.8

  Six months ended June 30, 1999
   Net sales         $ 301.0        $  35.4       $  5.2   $   -     $ 341.6
   Intersegment net
    sales               17.1              -            -       -        17.1
   Gross margins        68.9            7.7          3.8     5.8        86.2
   Exploration
    expenses               -              -          3.4       -         3.4
   Operating
    earnings            61.5            6.5          0.4     0.2        68.6

                    IMC-Agrico    IMC-Agrico
                    Phosphates  Feed Ingredients Oil & Gas  Other(a)   Total
                    ----------  ---------------- ---------  --------   -----
  Three months ended June 30, 1999
   Net sales         $ 180.2        $  15.7       $  0.1     $   -   $ 196.0
   Intersegment net
    sales                7.6              -            -         -       7.6
   Gross margins        48.0            2.5            -       2.9      53.4
   Exploration
    expenses               -              -          9.4         -       9.4
   Operating
    earnings             43.9           1.9         (9.4)     (0.1)     36.3

  Six months ended June 30, 1999
   Net sales          $ 322.3       $  32.4       $  0.1     $   -   $ 354.8
   Intersegment net
    sales                15.6             -            -         -      15.6
   Gross margins         77.4           5.6            -       5.8      88.8
   Exploration
    expenses                -             -         18.9         -      18.9
   Operating
    earnings             69.1           4.3        (18.9)     (0.5)     54.0

  (a) Segment   information  below  the  quantitative   thresholds   is
      attributable to PLP corporate headquarters.  PLP's 1998 Form  10-
      K  included  IMC-Agrico  Feed Ingredients (Feed  Ingredients)  in
      Other  as  its  segment  information was below  the  quantitative
      thresholds.   In  1999, Feed Ingredients segment information  met
      the  quantitative thresholds and, accordingly, is disclosed as  a separate segment.


4.Restructuring Charge
  The following footnote discloses amounts in total for IMC-Agrico Company (IMC-Agrico).

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

  The following table summarizes the activity during the period January 1, 1999 to June 30, 1999 of the accruals recorded in conjunction with the Restructuring Plan.

                                   Accrual at               Accrual at
                                January 1, 1999  Cash Paid June 30, 1999
                                ---------------  --------- -------------
   Non-employee exit costs:
   Demolition and closure costs     $ 31.2        $  2.3      $ 28.9
   Idled leased transportation
    equipment                         13.2           2.2        11.0
   Other                               4.6           2.8         1.8

   Employee headcount reductions:
   Severance benefits                 14.1           7.7         6.4
                                    ------        ------      ------
   Total                            $ 63.1        $ 15.0      $ 48.1
                                    ======        ======      ======

  The  timing  and  costs of the Restructuring Plan  are  generally  on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first six months of 1999, 51 employees who had accepted a voluntary retirement plan as of December 31, 1998 left IMC-Agrico in accordance with their target retirement date. An additional $5.7 million of severance benefits was paid during the period by IMC, which will be reimbursed by IMC-Agrico during the third quarter of 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

        Results of Operations

        Three months ended June 30, 1999 vs. three months ended June
        30, 1998

        Overview

        PLP, through its joint venture operation in IMC-Agrico, is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the
        Mississippi River in Louisiana. IMC-Agrico is 41.5 percent owned by PLP and 58.5 percent owned by IMC. PLP also participates in the exploration and production of oil and gas (Exploration Program) primarily through its agreement with MMR.

        PLP's second quarter net sales of $174.2 million decreased 11 percent from $196.0 million in the year-earlier period principally due to a decrease in IMC-Agrico's net sales of 13 percent. PLP's gross margins of $42.4 million in the second quarter of 1999 represented a 21 percent decrease from gross margins of $53.4 million in the second quarter of 1998. A decrease of 27 percent in IMC-Agrico's gross margins was the primary reason for this decrease. Earnings for the second quarter of 1999 were $24.2 million, or $0.23 per unit, while earnings for the second quarter of 1998 were $26.9 million, or $0.26 per unit.

        IMC-Agrico Company
        IMC-Agrico's   operations  consist  of   its   phosphate   crop
        nutrients   business   (Phosphates)   and   its   animal   feed
        ingredients business.

        The amounts included in the following Phosphates and Feed Ingredients discussions are shown in total for the respective operations, unless otherwise indicated.

        Phosphates
        Phosphates' net sales for the second quarter of 1999 declined 14 percent to $394.4 million compared to $456.6 million for the same period last year largely due to decreased sales volumes and lower average sales realizations. Decreased shipments of granular monoammonium phosphate (GMAP) and granular triple superphosphate (GTSP), partially offset by a slight increase in shipments of diammonium phosphate (DAP) reduced sales by $35.3 million. These decreased volumes were mainly attributable to lower international shipments to certain countries as well as lower domestic shipments resulting from cutbacks in overall application rates coupled with aggressively priced imports. Lower average concentrate sales prices, driven by lower average DAP realizations, reduced sales by $16.2 million. Additionally, sales of uranium, ammonia and urea decreased $3.7 million, $2.2 million and $1.9 million, respectively.

        Gross margins decreased 31 percent to $80.3 million for the second quarter of 1999 compared to $116.0 million last year, mainly due to higher production costs as well as the lower volumes and prices discussed above. Production costs increased compared to the prior year's second quarter primarily as a result of higher idle plant costs, partially offset by reduced spending and lower raw material prices.

        The following table summarizes Phosphates' sales volumes and average selling prices for the three months ended June 30:

                                                 1999           1998
                                                 ----           ----
        Sales volumes (in thousands of
        short tons)(a):                         1,973          2,161
        Average DAP price per ton(b):            $168           $178

        (a)Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
        (b)Average prices represent sales made FOB plant.

        Feed Ingredients
        Feed Ingredients' net sales increased 10 percent to $41.9 million for the second quarter of 1999 from $38.0 million in the prior year quarter, primarily created by increases in domestic and international sales volumes, which favorably impacted net sales by $4.8 million.

        Gross margins increased 52 percent to $9.4 million for the second quarter of 1999 from $6.2 million in the same quarter one year ago. This was largely because of the higher volumes discussed above coupled with positive leveraging of lower production costs.

        Oil and Gas Operations
        The Exploration Program had net sales of $3.6 million and gross margins of $2.7 million for the second quarter of 1999 as production has continued at both Vermilion Block 159 and West Cameron Block 616.

        Exploration expenses of $1.9 million for the three months ended June 30, 1999 were largely comprised of geological and geophysical expenses. This decrease from prior year expenses of $9.4 million occurred largely because of the absence of dry hole costs during the current quarter compared to $7.1 million of dry hole costs during the same period last year.

        Selling, General and Administrative Expenses
        Selling, general and administrative expenses decreased $1.0 million, or 13 percent, to $6.7 million for the second quarter of 1999 as compared to $7.7 million in the second quarter one year ago. This decrease was primarily due to a reduction in spending for consulting, and outside services.

        Six  months ended June 30, 1999 vs. Six months ended  June  30,
        1998

        Overview
        Net sales for the first six months of 1999 of $341.6 million declined four percent from $354.8 million for the same period one year ago primarily as a result of a decrease in sales by IMC-Agrico of five percent. PLP's gross margins of $86.2 million for the first six months of 1999 represented a three percent decrease versus $88.8 million in the first six months of 1998. A decrease of eight percent in IMC-Agrico's gross margins contributed to the decrease which was partially offset by increased margins from oil and gas operations of $3.8 million for the first six months of 1999 versus none in the prior year. Earnings, before the cumulative effect of a change in accounting principle, were $51.6 million, or $0.49 per unit, for the first six months of 1999 as compared with $35.7 million, or $0.35 per unit, for the same period in 1998. The cumulative effect of a change in accounting principle of $2.6 million, or $0.02 per unit, reduced earnings for the year to $49.0 million, or $0.47 per unit. The increase in earnings resulted primarily from a reduction in exploration expenses related to the Exploration Program.

        Phosphates
        Phosphates' net sales for the first six months of 1999 declined six percent to $769.2 million compared to $821.1 million for the same period last year primarily as a consequence of decreased concentrate sales volumes and lower average sales realizations. Decreased shipments of GMAP and GTSP, partially offset by an increase in shipments of DAP reduced sales by $42.3 million. These unfavorable volume variances reflected the following factors: (i) a cutback in overall domestic application rates, (ii) continued availability of aggressively priced GTSP imports, and (iii) lower international shipments. Average sales realizations for the first six months of 1999 decreased as compared to the prior year period primarily as a result of lower domestic and international DAP realizations.

        Gross  margins  declined 11 percent to $167.0 million  for  the first  six  months of 1999 compared to $187.3 million  for  the first six months of last year, mainly because of the lower volumes and prices discussed above, partially offset by decreased production costs. Production costs were lower when compared to the prior year's first six months primarily as a result of the following: (i) lower raw material costs for purchased ammonia and natural gas; (ii) favorable variances from phosphate rock operations due to reduced spending; partially offset by (iii) unfavorable variances from concentrated phosphate operations created by lower bone phosphate of lime levels and higher turnaround amortization.

        The following table summarizes Phosphates' sales volumes and average selling prices for the six months ended June 30:

                                                1999           1998
                                                ----           ----
        Sales volumes (in thousands of
         short tons)(a):                       3,663          3,919
        Average DAP price per ton(b):           $171           $175

        (a) Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
        (b) Average prices represent sales made FOB plant.

        Feed Ingredients
        Net  sales  increased  nine percent to $85.3  million  for  the first six months of 1999 from $78.2 million in the first six months of the prior year, as a consequence of growth in sales volumes. Sales volumes increased as a result of the following: (i) Feed Ingredients' planned increase for domestic volumes caused by the increased capacity from the new kiln start-up in late 1999; and (ii) higher international volumes resulting from spot sales and the improvement of the Asian economy over the prior year.

        Gross margins increased 36 percent to $18.6 million for the first six months of 1999 from $13.7 million for the first six months one year ago. This was mainly due to the higher volumes discussed above coupled with lower raw material costs.

        Oil and Gas Operations
        The Exploration Program posted net sales of $5.2 million and gross margins of $3.8 million for the current year as production occurred at both Vermilion Block 159 and West Cameron Block 616.

        Exploration expenses of $3.4 million for the first six months of 1999 were primarily comprised of geological and geophysical expenses. The decrease from prior year expenses of $18.9 million occurred largely because of the absence of dry hole costs during the current year compared to $14.3 million of dry hole costs during the same period last year.

        Selling, General and Administrative Expenses
        Selling,  general  and administrative expenses  decreased  $1.7 million, or 11 percent, to $14.2 million for the first six months of 1999 as compared to $15.9 million for the same period one year ago. This decrease was primarily due to a reduction in spending for consulting and other services.

        Other (Income) Expense, Net
        Other income for the first six months of 1999 increased $1.4 million from the prior year primarily as a result of a gain on the sale of an IMC-Agrico investment.

        Restructuring Plan
        The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first six months of 1999, 51 employees who had accepted a voluntary retirement plan as of December 31, 1998, left IMC-Agrico in accordance with their target retirement date. See Note 3, "Restructuring Charge," of Notes to Condensed Financial Statements.

        Capital Resources and Liquidity
        -------------------------------
        PLP generates cash through its joint venture operations in IMC-Agrico and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $67.9 million for the first six months of 1999 versus $47.7 million for the same period one year ago. The increase in net cash provided by operating activities was primarily caused by a decrease in working capital primarily related to the following: (i) a reduction in phosphate rock inventories; (ii) a decrease of uranium inventories due to the permanent shut-down of the uranium plant; (iii) lower DAP inventories resulting from sales outpacing production; and (iv) a reduction in receivables due to lower sales.

        Net cash used in investing activities for the first six months of 1999 decreased to $16.8 million from $47.3 million in the same period one year ago. This decline was mainly attributable to a reduction in capital expenditures for oil and gas activities and the sale of PLP's investment in MMR. See Note 1, "Sale of Investment in MMR," of Notes to Condensed Financial Statements.

        Net cash used in financing activities for the six month period was $40.9 million for the current year compared to $0.5 million for the same period in the prior year. The increase in cash used in financing activities was primarily a result of: (i) the cash distributions to partners of $13.5 million in the current period while no payments were made in the prior year; and (ii) an increase in net debt payments of $26.9 million as a consequence of a reduction in working capital loans with IMC.

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

        System Inventory and Analysis Phase. The system inventory and analysis phase consists of compiling a detailed inventory of all of PLP's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore, require remediation. PLP has focused specifically on the following seven target areas: (i) business application software; (ii) mainframe hardware and software; (iii) network servers; (iv) desktop environment; (v) network and telephone systems; (vi) non-information technology assets and facilities; and (vii) major suppliers and service providers. This analysis has involved both an internal assessment conducted by PLP engineers, technicians and managers, as well as contact with the manufacturers of computer systems and equipment used by PLP in its operations. PLP has completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by PLP during this stage include the following systems: (i) equipment maintenance; (ii) spare parts inventory; (iii) purchasing; (iv) mine simulation; (v) payroll/human resource; and (vi) financial/accounting. In addition, certain PLP plants have identified production control systems that will require Year 2000-related remediation in order to remain operative.

        Remediation, Testing and Implementation Phase. The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each specific date-sensitive item. The remediated item is then tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. Several system manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing. PLP expects to have substantially completed the remediation testing and implementation phase in the third quarter of 1999.

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

        Vendor and Customer Review Phase. Vendor reviews consist of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. PLP has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. PLP currently is analyzing the information provided in these responses, and will determine the best way to address any specific issues. As an additional precaution, when appropriate, PLP's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

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

        In addition to investigating its key suppliers, PLP has also contacted its key customers to explain its Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers. While PLP continues to be apprised of the progress made by these key customers in addressing their own
        Year 2000 issues, no guarantees can be made that these key customers will be Year 2000 compliant by December 31, 1999. If these key customers fail in their attempts to be Year 2000 compliant, PLP could potentially experience a decrease in future orders from such customers. In general, however, PLP is satisfied with the progress made to date by these key customers.

        MMR Review
        PLP is assessing Year 2000-related issues with respect to the Exploration Program. PLP is monitoring the public disclosures of MMR with respect to its progress toward remediation of its Year 2000-related issues and, as appropriate, has discussions with MMR personnel regarding MMR's Year 2000-related issues.

        Costs
        PLP does not currently expect that the costs of addressing its Year 2000-related issues will have a material effect on its financial position, results of operations or liquidity. Modification costs related to Year 2000-related issues are expensed as incurred and are funded through operating cash flows. PLP estimates its total Year 2000-related technology and non-information technology systems remediation costs to be approximately $2.1 million, of which $0.6 million was expended in 1998. The remaining costs will be incurred during 1999. A sizable portion of these costs represents the redeployment of existing employee resources rather than incremental expenses.

        Risks
        Progress reports on PLP's Year 2000 Program is presented regularly to IMC's Board of Directors and senior management. As the program continues, PLP may discover additional Year 2000-related challenges, including that remediation plans are not feasible or that the cost of such plans exceed current expectations. In many cases, PLP is relying on written assurances from vendors that the current systems are, or that new or upgraded systems acquired by PLP will, adequately address Year 2000-related issues. PLP believes that one of its principal Year 2000-related risks is the effect Year 2000-related issues will have on its vendors, especially its utilities vendors. A substantial part of PLP's day-to-day operations is dependent on power, transportation systems and telecommunication services, as to which alternative sources of service may not be available. PLP will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further diminish the extent of any impact Year 2000-related issues may have on PLP. Although there can be no assurance that PLP will be able to complete all of the modifications in the required time frame or that no unanticipated events will occur, it is management's belief that PLP is taking adequate action to address Year 2000-related issues. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should PLP's remediation efforts or the efforts of those it does business with not be successful. If either PLP or its vendors fail to adequately address Year 2000-related issues, PLP may suffer business interruptions. If such interruptions cause PLP to be unable to fulfill its obligations to third parties, PLP may potentially be exposed to third-party liability.

        Contingency Planning
        PLP continues to develop contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. These contingency measures provide PLP with an alternative plan of action in the event PLP experiences a shutdown in one of its mission critical systems, or a failure in the delivery of needed supplies, services, or equipment. PLP is currently developing a contingency plan based upon templates and suggested procedures that have been provided by IMC's Year 2000 Manager. PLP's contingency plan will identify the risk and document the steps that need to be taken to allow PLP to continue to meet the needs of its customers in the event of a Year 2000-related failure. As part of the on-going contingency planning effort, PLP continues to identify alternative channels for receiving critical supplies from alternate vendors. Although PLP expects to complete its contingency plan in the third quarter of 1999, PLP will continue to revise and supplement its contingency plan through December 31, 1999.

        The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.


Item 3. Market Risk.

        PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At June 30, 1999, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1998.


Part II.OTHER INFORMATION

Item 1. Legal Proceedings.

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

        In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (Director Defendants) and MOXY. The Plaintiffs allege that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. The Plaintiffs further allege that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX, which IMC alleges unfairly benefited MOXY and the Director Defendants to PLP's detriment.

        IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss the Plaintiffs' claims. The defendants filed their briefs in support of their motions in January 1999. IMC filed its amended complaint, and its responses to the motions to dismiss in February 1999. In response, the Director Defendants filed renewed motions which are awaiting argument. No trial date has been scheduled. IMC intends to pursue this action vigorously.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              Exhibit No.  Description
              -----------  -----------------------------------------
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


Date: August 13, 1999


------------------------------

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