Form 10-Q
period 1999-09-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 1999-11-05
CIK 793421

=======================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999


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

CONDENSED STATEMENT OF EARNINGS
(In millions, except per unit amounts)
(Unaudited)


                                   Three months ended    Nine months ended
                                     September 30,         September 30,
                                     1999     1998         1999     1998
--------------------------------------------------------------------------

Net sales                          $ 138.1  $ 156.4      $ 479.7  $ 511.2
Cost of goods sold                   115.3    114.3        370.7    380.3
                                   -------  -------      -------  -------
     Gross margins                    22.8     42.1        109.0    130.9

Selling, general and
 administrative expenses               6.8      4.5         21.0     20.4
Exploration expenses                   0.8      0.6          4.2     19.5
                                   -------  -------      -------  -------
     Operating earnings               15.2     37.0         83.8     91.0

Interest expense                      10.0     10.1         29.7     29.7
Other (income) expense, net            0.7     (0.4)        (2.0)    (1.7)
                                   -------  -------      -------  -------
Earnings before cumulative effect
 of a change in accounting
 principle                             4.5     27.3         56.1     63.0
Cumulative effect of a change in
 accounting principle                    -        -         (2.6)       -
                                   -------  -------      -------  -------
Earnings                           $   4.5  $  27.3      $  53.5  $  63.0
                                   =======  =======      =======  =======

Earnings per unit:
Earnings before cumulative effect
 of a change in accounting
 principle                        $   0.04  $  0.26      $  0.54  $  0.61
Cumulative effect of a change in
 accounting principle                    -        -        (0.02)       -
                                  --------  -------      -------  -------
Earnings per unit                 $   0.04  $  0.26      $  0.52  $  0.61

Average units outstanding            103.5    103.5        103.5    103.5

Distributions paid per publicly
 held unit                        $   0.30  $  0.13      $  0.43  $  0.13


             (See Notes to Condensed Financial Statements)




CONDENSED BALANCE SHEET
(In millions)

                                            (Unaudited)
                                           September 30,    December 31,
Assets                                         1999             1998
------------------------------------------------------------------------

Current assets:
   Cash and cash equivalents                $   3.0          $  10.8
   Receivables, net                            54.8             65.0
   Inventories, net                           101.7            122.2
   Other current assets                         0.3              0.9
                                            -------          -------
      Total current assets                    159.8            198.9

Property, plant and equipment, net            497.8            477.5
Other assets                                   23.0             43.4
                                            -------          -------
Total assets                                $ 680.6          $ 719.8
                                            =======          =======

Liabilities and Partners' Deficit
------------------------------------------------------------------------
Current liabilities:
   Accounts payable and
    accrued liabilities                     $  52.4          $  59.5
   Short-term debt and current maturities
    of long-term debt                           4.3              4.4
                                            -------          -------
           Total current liabilities           56.7             63.9

Long-term debt, less current maturities       541.6            556.9
Other noncurrent liabilities                  232.3            258.0
Partners' deficit                            (150.0)          (159.0)
                                            -------          -------
Total liabilities and partners' deficit     $ 680.6          $ 719.8
                                            =======          =======

              (See Notes to Condensed Financial Statements)



CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)


                                                     Nine months ended
                                                       September 30,
                                                     1999         1998
------------------------------------------------------------------------
Cash Flows from Operating Activities
   Earnings                                         $ 53.5       $ 63.0
   Adjustments to reconcile earnings to net cash
    provided by operating activities:
       Depreciation, depletion and amortization       19.8         18.9
       Oil and gas exploration expenses                  -         14.4
       Other charges and credits, net                (20.6)         7.6
       Changes in:
        Receivables                                   10.2         (7.7)
        Inventories                                   20.5         (6.8)
        Other current assets                           0.6          2.2
        Accounts payable and accrued liabilities      (6.3)       (39.6)
                                                    ------       ------
   Net cash provided by operating activities          77.7         52.0
                                                    ------       ------

Cash Flows from Investing Activities
   Capital expenditures                              (41.8)       (63.4)
   Proceeds from sale of investment                   12.8            -
   Proceeds from sales of property, plant and
    equipment                                          4.8          1.9
                                                    ------       ------
       Net cash used in investing activities         (24.2)       (61.5)
                                                    ------       ------
       Net cash provided (used) before financing
        activities                                    53.5         (9.5)
                                                    ------       ------

Cash Flows from Financing Activities
   Cash distributions to unitholders                 (44.5)       (13.5)
   Payments of long-term debt                        (17.2)       (19.9)
   Proceeds from issuance of long-term debt            0.4         51.0
   Change in short-term debt, net                        -        (13.8)
                                                    ------       ------
      Net cash (used in) provided by financing
       activities                                    (61.3)         3.8
                                                    ------       ------

Net change in cash and cash equivalents              (7.8)         (5.7)
Cash and cash equivalents - beginning of period      10.8          17.4
                                                    -----        ------
Cash and cash equivalents - end of period           $ 3.0        $ 11.7
                                                    =====        ======


             (See Notes to Condensed Financial Statements)



NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)

1.  Sale of Investment
    ------------------

    During the second quarter of 1999, PLP sold its entire investment in McMoRan Exploration Co. (MMR) stock. In connection with the sale, PLP received proceeds of $12.8 million and recorded a loss of $0.7 million.

2.  Cumulative Effect of a Change in Accounting Principle
    -----------------------------------------------------

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

3.  Operating Segments
    ------------------


    Segment information for 1999 and 1998 was as follows:

                        IMC       IMC Feed
                     Phosphates  Ingredients  Oil & Gas   Other(a)    Total
                     ----------  -----------  ---------   --------    -----

    Three months ended September 30, 1999

    Net sales         $ 117.2      $ 17.6      $ 3.3       $    -    $ 138.1
    Intersegment net
     sales                7.8           -          -            -        7.8
    Gross margins        16.4         4.4       (0.9)         2.9       22.8
    Exploration
     expenses               -           -        0.8            -        0.8
    Operating
     earnings            12.7         3.8       (1.7)         0.4       15.2

    Nine months ended September 30, 1999

    Net sales         $ 418.2      $ 53.0      $ 8.5       $    -    $ 479.7
    Intersegment net
     sales               24.9           -          -            -       24.9
    Gross margins        85.3        12.1        2.9          8.7      109.0
    Exploration
     expenses               -           -        4.2            -        4.2
    Operating
     earnings            74.2        10.3       (1.3)         0.6       83.8

    Three months ended September 30, 1998

    Net sales         $ 139.0      $ 17.3      $ 0.1       $    -    $ 156.4
    Intersegment net
     sales                8.5           -          -            -        8.5
    Gross margins        35.9         3.3          -          2.9       42.1
    Exploration
     expenses               -           -        0.6            -        0.6
    Operating
     earnings            32.0         2.7       (0.6)         2.9       37.0

    Nine months ended September 30, 1998

    Net sales         $ 461.3      $ 49.7      $ 0.2       $    -    $ 511.2
    Intersegment net
     sales               24.1           -          -            -       24.1
    Gross margins       113.3         8.9          -          8.7      130.9
    Exploration
     expenses               -           -       19.5            -       19.5
    Operating
     earnings           101.1         7.0      (19.5)         2.4       91.0

    (a) Segment   information   below   the   quantitative   thresholds   is
        attributable  to PLP corporate headquarters.  PLP's 1998  Form  10-K included  IMC  Feed Ingredients (Feed Ingredients) in Other  as  its
        segment  information  was  below the  quantitative  thresholds.   In
        1999,  Feed  Ingredients segment information  met  the  quantitative thresholds and, accordingly, is disclosed as a separate segment.


4.  Restructuring Activities
    ------------------------
    The following footnote discloses amounts in total for IMC-Agrico Company (IMC-Agrico).

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


    The  following  table  summarizes  the  activity  during  the  period
    January 1, 1999 to September 30, 1999 of the accruals recorded in conjunction with the Restructuring Plan.


                                 Accrual at                    Accrual at
                               January 1, 1999  Cash Paid  September 30, 1999
                               ---------------  ---------  ------------------
    Non-employee exit costs:
      Demolition and closure costs $ 31.2        $  4.3          $ 26.9
      Idled leased transportation
       equipment                     13.2           3.6             9.6
      Other                           4.6           3.1             1.5

    Employee headcount reductions:
      Severance benefits             14.1          13.8             0.3
                                   ------        ------          ------
    Total                          $ 63.1        $ 24.8          $ 38.3
                                   ======        ======          ======


    The  timing  and  costs of the Restructuring Plan  are  generally  on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first nine months of 1999,
    52 employees who   had   accepted  a  voluntary  retirement  plan  as
    of  December 31,  1998  left  IMC-Agrico  in  accordance  with  their
    target retirement  date.   An additional  $0.1  million  of severance
    benefits was paid during the period by IMC, which will be reimbursed by IMC-Agrico during the fourth quarter of 1999.

5.  Inventories
    -----------


    Inventories consisted of the following:


                                           September 30,    December 31,
                                                1999         1998
                                           -------------    ------------

    Products (principally finished            $ 82.7           $100.2
    Operating materials and supplies            23.3             24.4
                                              ------           ------
                                               106.0            124.6
    Less: Inventories allowances                 4.3              2.4
                                              ------           ------
     Inventories, net                         $101.7           $122.2
                                              ======           ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

        Results of Operations
        ---------------------

        Three months ended September 30, 1999 vs. three months ended September 30, 1998
        ------------------------------------------------------------

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

        PLP's third quarter net sales of $138.1 million decreased 12 percent from $156.4 million in the year-earlier period principally due to a decrease in IMC-Agrico's net sales of 14 percent. PLP's gross margins of $22.8 million in the third quarter of 1999 represented a 46 percent decrease from gross margins of $42.1 million in the third quarter of 1998. A decrease of 47 percent in IMC-Agrico's gross margins was the primary reason for this decrease. Earnings for the third quarter of 1999 were $4.5 million, or $0.04 per unit, while earnings for the third quarter of 1998 were $27.3 million, or $0.26 per unit.

        IMC-Agrico Company
        IMC-Agrico's operations consist of its phosphate crop nutrients business (Phosphates) and its animal feed ingredients business.

        The   amounts  included  in  the  following  Phosphates  and  Feed
        Ingredients discussions are shown in total for the respective operations, unless otherwise indicated.

        Phosphates
        Phosphates' net sales for the third quarter of 1999 declined 14 percent to $301.9 million compared to $352.7 million for the same period last year largely due to lower average sales realizations. Lower average concentrate sales prices, driven by lower average diammonium phosphate (DAP) realizations, reduced sales by $42.7 million. Additionally, sales of urea decreased $5.7 million.

        Gross margins decreased 54 percent to $39.8 million for the third quarter of 1999 compared to $86.4 million for the third quarter of last year, mainly due to the lower prices discussed above as well as higher production costs. Production costs increased compared to the prior year's third quarter primarily as a result of higher idle plant costs, partially offset by lower uranium costs and raw material prices.


        The following table summarizes Phosphates' sales volumes and average selling prices for the three months ended September 30:


                                                          1999       1998
                                                          ----       ----

        Sales volumes (in thousands of short tons)(a):   1,574      1,575
        Average DAP price per ton(b):                     $156       $182

        (a) Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
        (b) Average prices represent sales made FOB plant.


        Feed Ingredients
        Feed Ingredients' net sales increased one percent to $42.3 million for the third quarter of 1999 from $41.8 million in the prior year quarter, primarily as a result of an increase in domestic sales volumes, partially offset by a decrease in international sales volumes.

        Gross margins increased 36 percent to $10.9 million for the third quarter of 1999 from $8.0 million in the same quarter one year ago. This was largely attributable to the higher volumes discussed above coupled with lower raw material costs.

        Oil and Gas Operations
        The Exploration Program had net sales of $3.3 million and negative margins of $0.9 million for the third quarter of 1999 as production has continued at both Vermilion Block 159 and West Cameron Block 616. The negative margins were the result of an acceleration of depletion expense in the current quarter.

        Exploration expenses of $0.8 million for the three months ended September 30, 1999 were largely comprised of general and administrative expenses and were consistent with exploration expenses of $0.6 million in the prior year quarter.

        Selling, General and Administrative Expenses
        Selling, general and administrative expenses increased $2.3 million, or 51 percent, to $6.8 million for the third quarter of 1999 as compared to $4.5 million in the third quarter one year ago. This increase primarily resulted from stock option mark-to-market adjustments.

        Nine months ended September 30, 1999 vs. nine months ended September 30, 1998
        ------------------------------------------------------------------

        Overview
        Net sales for the first nine months of 1999 of $479.7 million declined six percent from $511.2 million for the same period one year ago primarily as a result of a decrease in sales by IMC-Agrico of eight percent. PLP's gross margins of $109.0 million for the first nine months of 1999 represented a 17 percent decrease versus $130.9 million in the nine months of 1998. A decrease of 20 percent in IMC-Agrico's gross margins caused the decrease which was partially offset by increased margins from oil and gas operations of $2.9 million for the first nine months of 1999 compared to no margin in the prior year period. Earnings, before the cumulative effect of a change in accounting principle, were $56.1 million, or $0.54 per unit, for the first nine months of 1999 as compared with $63.0 million, or $0.61 per unit, for the same period in 1998. The cumulative effect of a change in accounting principle of $2.6 million, or $0.02 per unit, reduced earnings for the first nine months to $53.5 million, or $0.52 per unit.

        Phosphates
        Phosphates' net sales for the first nine months of 1999 declined nine percent to $1,071.1 million compared to $1,173.8 million for the same period last year primarily as a consequence of lower average sales realizations and decreased concentrate sales volumes. Decreased shipments of granular monoammonium phosphate and granular triple superphosphate, partially offset by an increase in shipments of DAP, reduced sales by $45.8 million. The unfavorable volume variances reflected a depressed agricultural economy and lower international sales realizations. Average sales realizations for the first nine months of 1999 decreased as compared to the prior year period primarily as a result of lower domestic and international DAP realizations.

        Gross margins declined 24 percent to $206.8 million for the first nine months of 1999 compared to $273.7 million for the first nine months of last year, mainly because of the lower volumes and prices discussed above as well as increased production costs. Production costs were higher when compared to the same period of the prior year primarily as a result of unfavorable variances from concentrated phosphate operations created by decreased volumes and higher idle plant costs. These increases were partially offset by lower raw material costs for purchased ammonia and natural gas, and lower urea and uranium costs.


        The following table summarizes Phosphates' sales volumes and average selling prices for the nine months ended September 30:


                                                          1999       1998
                                                          ----       ----

        Sales volumes (in thousands of short tons)(a):   5,237      5,494
        Average DAP price per ton(b):                     $167       $177

        (a) Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
        (b) Average prices represent sales made FOB plant.


        Feed Ingredients
        Net sales increased six percent to $127.6 million for the nine months of 1999 from $120.0 million in the nine months of the prior year, as a consequence of growth in sales volumes. Sales volumes increased as a result of the following: (i) Feed Ingredients' planned increase for domestic volumes caused by the increased capacity from the new kiln start-up in November 1999; and (ii) higher international volumes to Asia as a result of the improvements in the Asian economy over the prior year.

        Gross margins increased 36 percent to $29.5 million for the nine months of 1999 from $21.7 million for the nine months one year ago. This was mainly due to the higher volumes discussed above coupled with lower raw material costs.

        Oil and Gas Operations
        The Exploration Program posted net sales of $8.5 million and gross margins of $2.9 million for the current year as production occurred at both Vermilion Block 159 and West Cameron Block 616.

        Exploration expenses of $4.2 million for the nine months of 1999 were primarily comprised of geological and geophysical expenses. The decrease from prior year expenses of $19.5 million occurred largely because PLP has incurred no dry hole costs during the current year compared to $14.4 million of dry hole costs during the same period last year.

        Management of IMC, as administrative managing general partner, on behalf of PLP, is accelerating its efforts to exit the oil & gas business. The ultimate disposition is expected to be completed in the fourth quarter and could necessitate a loss being recorded.

        Restructuring Activities
        ------------------------

        1998 Restructuring
        The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the nine months of 1999, 52 employees who had accepted a voluntary retirement plan as of December 31, 1998 left IMC-Agrico in accordance with their target retirement date. See Note 4, "Restructuring Activities," of Notes to Condensed Financial Statements.

        1999 Restructuring
        In October 1999, IMC announced an extensive program of asset restructuring, consolidation of facilities and operating cost reductions for IMC's headquarters and administrative offices, as well as for IMC-Agrico. This program will include a review of the carrying value and recoverability of certain assets, including those related to recent acquisitions. IMC is in the process of evaluating the accounting impact of the foregoing restructuring activities and currently expects to record a major charge to earnings in the fourth quarter, predominantly non-cash, related to such activities, in an as yet undetermined amount.

        Capital Resources and Liquidity
        -------------------------------

        PLP generates cash through its joint venture operations in IMC-Agrico and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $77.7 million for the first nine months of 1999 versus $52.0 million for the same period in 1998. The increase in net cash provided by operating activities was primarily attributable to a decrease in working capital primarily related to the following: (i) a reduction in phosphate rock inventories; (ii) a decrease of uranium inventories due to the permanent shut-down of the uranium plant; (iii) lower DAP inventories resulting from sales outpacing production; and
        (iv) a reduction in receivables due to lower sales.

        Net cash used in investing activities for the first nine months of 1999 decreased to $24.2 million from $61.5 million in the same period one year ago. This decline was mainly attributable to a reduction in capital expenditures for oil and gas activities and the sale of PLP's investment in MMR. See Note 1, "Sale of Investment," of Notes to Condensed Financial Statements.

        Net cash used in financing activities for the nine month period ending September 30, 1999 was $61.3 million compared to $3.8 million provided by financing activities for the same period in 1998. The increase in cash used in financing activities was primarily attributable to: (i) cash distributions to partners of $44.5 million in the current period compared to $13.5 million in the prior year mainly due to reduced oil & gas expenditures and the sale of PLP's investment in MMR; and (ii) an increase in net debt payments of $34.1 million as a consequence of a reduction in working capital loans with IMC.

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

        PLP's Year 2000-related effort is a cooperative venture coordinated among all of the business units of IMC and appropriate members of IMC's senior management. Progress reviews are held regularly with senior management and the audit committee of the Board of Directors of IMC. IMC has also created the position of Year 2000 Risk Manager to provide leadership, oversight and coordination of its Year 2000 Program.

        State of Readiness
        PLP is using both internal and external resources to implement its Year 2000 Program, which includes the following overlapping phases: (i) system inventory and analysis; (ii) remediation, testing and implementation; and (iii) vendor and customer review. As of the end of the third quarter of 1999, PLP has substantially completed its Year 2000 Program.

        System Inventory and Analysis Phase: The system inventory and analysis phase consists of compiling a detailed inventory of all of PLP's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore, require remediation. PLP has focused specifically on the following seven target areas: (i) business application software; (ii) mainframe hardware and software; (iii) network servers; (iv) desktop environment; (v) network and telephone systems; (vi) non-information technology assets and facilities; and (vii) major suppliers and service providers. This analysis has involved both an internal assessment conducted by PLP engineers, technicians and managers, as well as contact with the manufacturers of systems and equipment used by PLP in its operations. PLP has completed completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by PLP during this stage include the following systems:
        (i) equipment maintenance; (ii) spare parts inventory; (iii) purchasing; (iv) mine simulation; (v) payroll/human resource; and
        (vi) financial/accounting. In addition, certain PLP plants identified certain production control systems that required Year 2000-related remediation in order to remain operative.

        Remediation, Testing and Implementation Phase: The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each specific date-sensitive item. The remediated item is then tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. Several system manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing. As of the end of the third quarter of 1999, PLP has substantially completed the remediation testing and implementation phase.

        As a separate initiative, IMC implemented its Global Vision Project, an enterprise-wide resource planning (ERP) software package. Its scope includes accounts payable, inventory, purchasing, general ledger, payroll, human resources and plant maintenance. This new ERP software and the improvements to the infrastructure hardware required to support the Global Vision Project has further remediated any issues associated with the Year 2000.

        Vendor  and  Customer  Review Phase:  Vendor  reviews  consist  of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. PLP has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. PLP continues to analyze the information provided in these responses, but has not identified any material problem areas to date. As an additional precaution, when appropriate, PLP's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

        Although PLP is attempting to monitor and validate the efforts of other parties, it may not have control over the success of these efforts. If satisfactory commitments from key suppliers are not received, PLP has formed plans for the continuing availability of critical materials and supplies through alternate channels. In general, however, PLP is satisfied with the progress made by key vendors to date and no critical issues have been identified.

        In addition to investigating its key suppliers, PLP has also contacted its key customers to explain its Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers. While PLP continues to be apprised of the progress made by these key customers in addressing their own Year 2000 issues, no guarantees can be made that these key customers will adequately address Year 2000-related issues by December 31, 1999. If these key customers fail in their attempts to adequately address Year 2000-related issues, PLP could potentially experience a delay in order processing. In general, however, PLP is satisfied with the progress made to date by these key customers.

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

        Risks
        Progress reports on PLP's Year 2000 Program is presented regularly to IMC's audit committee of the Board of Directors and senior management. As the program continues, PLP may discover additional Year 2000-related challenges, including that any remaining remediation plans are not feasible or that the cost of such plans exceed current expectations. In many cases, PLP is relying on written assurances from vendors that the current systems are, or that new or upgraded systems acquired by PLP will, adequately address Year 2000-related issues. PLP believes that one of its principal Year 2000-related risks is the effect Year 2000-related issues will have on its vendors, especially its utilities vendors. A substantial part of PLP's day-to-day operations is dependent on power, transportation systems and telecommunication services, as to which alternative sources of service may not be available. PLP will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further diminish the extent of any impact Year 2000-related issues may have on PLP. Although there can be no assurance that PLP will be able to complete all of the modifications in the required time frame or that no unanticipated events will occur, it is management's belief that PLP is taking adequate action to address Year 2000-related issues. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should PLP's remediation efforts or the efforts of those it does business with not be successful. If either PLP or its vendors fail to adequately address Year 2000-related issues, PLP may suffer business interruptions. If such interruptions cause PLP to be unable to fulfill its obligations to third parties, PLP may potentially be exposed to third-party liability.

        Contingency Planning
        PLP has developed contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. These contingency measures provide PLP with an alternative plan of action if PLP experiences a shutdown in one of its mission critical systems, or a failure in the delivery of needed supplies, services, or equipment. PLP developed its contingency plan based upon templates and suggested procedures that have been provided by IMC's Year 2000 Risk Manager. PLP's contingency identifies the risk and documents the steps that need to be taken to allow PLP to continue to meet the needs of its customers in the event of a Year 2000-related failure. As part of the ongoing contingency planning effort, PLP continues to identify alternative channels for receiving critical supplies from alternate vendors. Although PLP has substantially completed its contingency plan, PLP will continue to revise and supplement its contingency plan through December 31, 1999.

        The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.


Item 3. Market Risk.

        PLP is exposed to the impact of interest rate changes and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At September 30, 1999, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1998.


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          FTX Merger Litigation
          ---------------------

          In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that Freeport-McMoRan Inc. (FTX) and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. IMC was alleged to have aided and abetted these breaches of fiduciary duty.

          In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the merger between FTX and IMC (FTX Merger). The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of IMC. The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' moved the court to dismiss the amended complaint in November 1998. In May 1999, the plaintiffs agreed to dismiss the action. Final terms of the dismissal have not yet been determined.

          In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (Director Defendants) and McMoRan Oil & Gas Co., an affiliate of FTX (MOXY). The Plaintiffs allege that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. The Plaintiffs further allege that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX, which IMC alleges unfairly benefited MOXY and the Director Defendants to PLP's detriment.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

          Exhibit No.      Description
          -----------      -----------------------------------------------
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


Date: November 5, 1999
_______________________________

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