Form 10-K
period 1999-12-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2000-03-30
CIK 793421

---------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------
                                 FORM 10-K

            X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the year ended December 31, 1999
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

    Registrant's telephone number, including area code: (847) 272-9200

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
    --------------------      -----------------------------------------
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

                            Yes   X          No
                               -------    --------
     Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.   X
                                      -----

     State  the  aggregate market value of the voting  units  held  by  non-
affiliates of the Registrant: $419,422,889 as of March 15, 2000. Market value is based on the March 15, 2000 closing price of the Registrant's depositary units as reported on the New York Stock Exchange Composite Transactions for such date.

----------------------------------------------------------------------------

              Phosphate Resource Partners Limited Partnership

                          1999 FORM 10-K CONTENTS


Item                                                               Page
---------------------------------------------------------------------------
Part I:

1.   Business                                                        1
      Partnership Profile                                            1
      Business Operations Information                                1
      Factors Affecting Demand                                       5
      Other Matters                                                  5
2.   Properties                                                     10
3.   Legal Proceedings                                              10
4.   Submission of Matters to a Vote of Security Holders            11

Part II:

5.   Market for the Registrant's Partnership Units and Related
     Unitholder Matters                                             11
6.   Selected Financial Data                                        13
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            14
7a.  Quantitative and Qualitative Disclosures about Market          18
     Risk
8.   Financial Statements and Supplementary Data                    19
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                            42

Part III:

10.  Directors and Executive Officers of the Registrant             43
11.  Executive Compensation                                         43
12.  Security Ownership of Certain Beneficial Owners and            43
     Management
13.  Certain Relationships and Related Transactions                 44

Part IV:

14.  Exhibits, Financial Statement Schedules and Reports on         45
     Form 8-K

Signatures                                                         S-1

Exhibit Index                                                      E-1

Index to Financial Statements                                      F-1

PART I.

Item 1. Business.

        PARTNERSHIP PROFILE

        Phosphate Resource Partners Limited Partnership (PLP), through its joint venture investment in IMC-Agrico Company (IMC-Agrico), is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana.

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

        In December 1997, Freeport-McMoRan Inc. (FTX), the former administrative managing general partner and owner of a 51.6 percent interest in PLP, merged into IMC (FTX Merger). In connection with the FTX Merger, IMC became administrative managing general partner (General Partner) of PLP.

        PLP  is  a  publicly  traded Delaware limited partnership.   As  of
        December 31, 1999, IMC held partnership units representing an approximate 51.6 percent interest in PLP. The remaining interests are publicly owned and traded on the New York Stock Exchange
        (NYSE). See "Other Matters - Relationship Between PLP and IMC," for further detail.

        All references herein to PLP refer to PLP's business activities as executed through its ownership interest in IMC-Agrico. The dollar amounts included throughout this Form 10-K are shown at PLP's 41.5% ownership percentage, unless otherwise noted.

        BUSINESS OPERATIONS INFORMATION

        In 1999, IMC implemented a company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the core businesses through a facilities optimization and asset rightsizing program. In 1998, IMC initiated a plan to improve profitability (Project Profit). The initiative of Project Profit consisted primarily of a restructuring of operations at IMC-Agrico.

        For additional information on the Rightsizing Program and Project Profit see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

        The following discussion of continuing business operations should be read in conjunction with the information contained in Part II,
        Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10, "Operating Segments," of Notes to Financial Statements included in Part II,
        Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        IMC-Agrico Company
        ------------------
        IMC is responsible for the operation of IMC-Agrico. Subject to the terms of the IMC-Agrico Partnership Agreement (Partnership Agreement), IMC has the sole authority to make certain decisions affecting IMC-Agrico, including authorizing certain capital expenditures for expansion; incurring certain indebtedness; approving significant acquisitions and dispositions; and determining certain other matters.

        IMC-Agrico's net sales were $592.0 million, $687.1 million and $683.8 million for the years ended December 31, 1999, 1998 and
        1997, respectively. IMC-Agrico's operations consist of its phosphate crop nutrients business (Phosphates) and its animal feed ingredients business (Feed Ingredients).

        Phosphates
        Phosphates is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 18.0 million tons of annual capacity. Phosphates is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. Phosphates' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

        Phosphates' facilities, which produce concentrated phosphates, are located in central Florida and Louisiana. Its annual capacity represents approximately 31 percent of total United States concentrated phosphate production capacity and approximately ten percent of world capacity. The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.9 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces three forms of concentrated phosphates: diammonium phosphate
        (DAP),  monoammonium phosphate (MAP) and merchant grade  phosphoric acid. The South Pierce plant produces phosphoric acid and granular triple superphosphate (GTSP). A third facility, Nichols, which manufactured phosphoric acid, DAP and granular MAP (GMAP), was permanently closed as part of the Rightsizing Program and will be dismantled.

        The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid, which is then shipped to the Faustina and Taft plants where it is used to produce DAP and GMAP. The
        Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed in order to balance Phosphates' output with customer needs. Phosphates suspended phosphoric acid production at its Faustina facility in November 1999, and suspended production at its Taft facility in July 1999 in response to reduced market demands.

        Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

        Phosphate Rock
        All  of  the  phosphate  mines and related  mining  operations  are located in central Florida. Phosphates extracts phosphate ore through surface mining after removal of a ten to 50 foot layer of sandy overburden and then processes the ore at one of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. In conjunction with the Rightsizing Program and Project Profit, Phosphates permanently closed two phosphate mines during 1999, Payne Creek and Noralyn, respectively. As a result of the permanent mine closures, Phosphates currently maintains four operational mines. The Rightsizing Program and Project Profit, as they pertain to the facilities optimization program and strategic mining plan, were developed to maximize available resources, lower the cost of producing rock and enhance the management of phosphate rock inventory.

        Phosphates' rock production volume was 16.4 million tons for the year ended December 31, 1999 and 20.0 million tons for each of the years ended December 31, 1998 and 1997. Anticipated production in 2000 will be less than the average of the prior three years. Although Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally, primarily in the manufacture of concentrated phosphates, totaled 13.4 million, 14.8 million and
        14.1 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing 82 percent, 74 percent and 70 percent, respectively, of total tons produced. Rock shipments to customers totaled 4.8 million, 5.0 million and 4.6 million tons for the years ended December 31, 1999, 1998 and 1997, respectively.

        Phosphates estimates its proven reserves to be 493.3 million tons of phosphate rock as of December 31, 1999. Phosphates controls these reserves through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 66 percent BPL. BPL is the standard industry term used to grade the quality of phosphate rock. The phosphate rock mined by Phosphates in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. Phosphates estimates its reserves based upon the performance of exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

        Phosphates also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources). Resources are mineralized deposits that may be economically recoverable; however, additional geostatistical analyses, including further explorations, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, Phosphates believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by Phosphates but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 113.0 million tons. Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations, and consequently, Phosphates' ability to mine these Resources may be restricted.

        Sulphur
        A significant portion of Phosphates' sulphur requirements is provided by the sulphur subsidiary of McMoRan Exploration Company
        (MMR) under a supply agreement with IMC. Phosphates' remaining sulphur requirements are provided by market contracts. Additionally, in late 1999, IMC, CF Industries, Inc. and Cargill Fertilizer executed a letter of intent to form a joint venture that will remelt sulphur for use at their respective Florida phosphate fertilizer operations.

        Ammonia
        Phosphates' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

        Sales and Marketing
        Domestically, Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. IMC-Agrico also uses concentrated phosphates internally for the production of animal feed ingredients (see Feed Ingredients). Virtually all of Phosphates' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which IMC administers on behalf of itself and three other member companies. PhosChem believes that its sales represent approximately 51 percent of total United States exports of concentrated phosphates. The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, India, Japan and Brazil. In 1999, Phosphates' exports to Asia were 44 percent of total shipments, with China representing 29 percent of those shipments.

        The   table  below  shows  Phosphates'  shipments  of  concentrated phosphates in thousands of dry product tons, primarily DAP:

                                            1999        1998       1997
                                         Tons   %    Tons   %   Tons   %
                                         ----  ---   ----  ---  ----  ---
        Domestic
        Customers                        2,552   38   2,373   32  2,065   29
        Captive, to other business units    92    1     563    8    615    9
                                         -----  ---   -----  ---  -----  ---
                                         2,644   39   2,936   40  2,680   38

        Export                           4,055    61   4,377   60  4,425  62
                                         -----  ---   -----  ---  -----  ---
        Total shipments                  6,699  100   7,313  100  7,105  100
                                         =====  ===   =====  ===  =====  ===


        As of December 31, 1999, Phosphates had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates and phosphate rock amounting to approximately 2.7 million tons and 4.7 million tons, respectively, in 2000. Captive sales have decreased in 1999 as a result of the sale of the IMC AgriBusiness business unit (AgriBusiness) in April 1999. However, since April 1999, sales to AgriBusiness have been reflected as sales to customers.

        Competition
        Phosphates operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.

        Feed Ingredients
        ----------------
        Feed Ingredients is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with a total annual capacity approaching 800,000 tons. In the fourth quarter of 1999, Feed Ingredients completed construction of an expansion of its deflourinated phosphate (Multifos(Registered Trademark)) capacity. The expansion increases capacity for Multifos(Registered Trademark) to 200,000 tons annually, which is approximately 25 percent of total capacity. The principal production facilities of Feed Ingredients are located adjacent to, and utilize raw materials from, Phosphates' concentrated phosphate complex at New Wales.

        Sales and Marketing
        Feed Ingredients supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. Feed Ingredients sources phosphate and potassium raw materials from IMC's production facilities. Feed Ingredients has a strong brand position in a $1.0 billion global market with products such as Biofos(Registered Trademark), Dynafos(Registered Trademark), Multifos(Registered Trademark), Dyna-K(Registered Trademark) and Dynamate(Registered Trademark).

        The table below shows Feed Ingredients' shipments of phosphate and potassium-based feed ingredients in thousands of tons:


                                    1999          1998        1997
                                 Tons    %    Tons    %    Tons    %
                                 ----   ---   ----   ---   ----   ---
          Domestic               767     84   724     85   708     86
          Export                 147     16   129     15   116     14
                                 ---    ---   ---    ---   ---    ---
          Total shipments        914    100   853    100   824    100


        As of December 31, 1999, Feed Ingredients had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 0.6 million tons in 2000.

        Competition
        Feed Ingredients operates in a competitive global market. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is driven by price, quality and service.

        FACTORS AFFECTING DEMAND

        PLP's results of operations historically have reflected the effects of several external factors which are beyond its control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, PLP's business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

        PLP's export sales to foreign customers are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls; expropriation and other economic, political and regulatory policies of local governments; and laws and policies affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year.

        OTHER MATTERS

        Environmental Health and Safety Matters
        ---------------------------------------

        PLP's Program

        IMC-Agrico has adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

              As a key to IMC-Agrico's success, IMC-Agrico is committed to the pursuit of excellence in health and safety, and environmental stewardship. Every employee will strive to continuously improve IMC-Agrico's performance and to minimize adverse environmental, health and safety impacts. IMC-Agrico will proactively comply with all environmental, health and safety laws and regulations.

        This Policy is the cornerstone of IMC-Agrico's comprehensive EHS plan (EHS Plan) to achieve sustainable, predictable, measurable and verifiable EHS performance. Integral elements of the EHS Plan include: (i) improving IMC-Agrico's EHS procedures and protocols;
        (ii) upgrading its related facilities and staff; (iii) formulating improvement plans in response to EHS audits conducted by the IMC Global Inc. audit team; and (iv) assuring management accountability. Each facility is in a different stage of plan integration. IMC-Agrico uses its own internal audits as well as the results of audits conducted by IMC to confirm that each facility has implemented the EHS Plan and has achieved regulatory compliance, continuous EHS improvement and integration of EHS management systems into day-to-day business functions.

        Through IMC-Agrico, PLP produces and distributes crop and animal nutrients. These activities subject IMC-Agrico to an ever-evolving myriad of international, federal, state, provincial and local EHS laws, which regulate, or propose to regulate: (i) product content;
        (ii) use of products by both IMC-Agrico and its customers; (iii) conduct of mining and production operations, including safety procedures used by employees; (iv) management and handling of raw materials; (v) air and water quality impacts by facilities; (vi) disposal of hazardous and solid wastes; and (vii) post-mining land reclamation. For new regulatory programs, it is difficult to ascertain future compliance obligations or estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. IMC-Agrico intends to respond to these regulatory requirements at the appropriate time by implementing necessary physical or procedural modifications.

        PLP has expended, and anticipates that it will continue to expend, substantial resources, both financial and managerial, to comply with EHS standards. In 2000, PLP's share of IMC-Agrico's environmental capital expenditures will total approximately $22.3 million, primarily related to: (i) modification or construction of wastewater treatment areas in Florida; (ii) modification and construction projects associated with phosphogypsum stacks at the concentrates plants in Florida and Louisiana; and (iii) remediation of contamination at current or former operations. PLP's share of additional expenditures for land reclamation activities will total approximately $6.4 million. In 2001, PLP expects its share of IMC-Agrico's environmental capital expenditures will be approximately $36.1 million and expenditures for land reclamation activities to be approximately $5.6 million. No assurance can be given that greater-than-anticipated EHS capital expenditures will not be required in 2000 or in the future. Based on current information, it is the opinion of management that PLP's contingent liability arising from EHS matters, taking into account established reserves, will not have a material adverse effect on PLP's financial position or results of operations.

        Product Requirements and Impacts

        IMC-Agrico's primary businesses include the production and sale of crop and animal nutrients. International, federal, state and provincial standards: (i) require registration of many IMC-Agrico products before those products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies at all regulatory levels have begun evaluating alleged health and environmental impacts that might arise from the handling and use of products such as those manufactured by IMC-Agrico. Most of these evaluations are in the initial stages. During 1999, the United States Environmental Protection Agency (EPA), the state of California, and The Fertilizer Institute each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on available data, crop nutrient materials generally do not pose harm to human health or the environment. Despite these conclusions, some agencies have implemented or are still considering standards that may modify customers' use of IMC-Agrico's products because of the alleged impacts. It is unclear whether any further evaluations that may be conducted will result in additional regulatory requirements for the producing industries, including IMC-Agrico or its customers. At this preliminary stage, PLP cannot estimate the potential impact of these standards on the market for IMC-Agrico products or on the expenditures by PLP that may be necessary to meet new requirements.

        Operating Requirements and Impacts

        Permitting
        IMC-Agrico holds numerous environmental, mining, and other permits or approvals authorizing operation at each of its facilities. A decision by a government agency to deny or delay issuing an application for a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on IMC-Agrico's ability to continue operations at the affected facility. Expansion of IMC-Agrico's operations also is predicated upon securing the necessary environmental or other permits or approvals. Recently, a number of organizations and community groups in a variety of locations have relied upon guidance and materials issued by the EPA to challenge federally authorized permits that these groups believe might have a disproportionate impact on minority or low-income communities. A challenge of this type at one of IMC-Agrico's facilities, even though unfounded, could impact the ability of that facility to obtain timely permits.

        In addition, over the next two to six years, IMC-Agrico will be continuing its efforts to obtain permits in support of its anticipated Florida mining operations at the Ona and Pine Level properties. These properties contain in excess of 100.0 million tons of phosphate rock reserves. For years, IMC-Agrico has successfully permitted mining properties in Florida and anticipates that it will be able to permit these properties. Nevertheless, a denial of these permits or the issuance of permits with cost-prohibitive conditions would adversely impact IMC-Agrico by preventing it from mining at Ona or Pine Level.

        Management of Residual Materials
        Mining and processing of phosphate rock generates residual materials that must be managed. Overburden and sand tailings from rock mining are used in reclamation. Phosphate processing generates phosphogypsum that is stored in phosphogypsum stack systems. IMC-Agrico has incurred and will continue to incur significant costs to manage its phosphate residual materials in accordance with environmental laws, regulations and permit requirements.

        Florida law may require IMC-Agrico to close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds after March 25, 2001 if the stack system or pond is demonstrated to cause an exceedance of Florida's groundwater quality standards. IMC-Agrico has already begun closure activities at its unlined gypsum stack at its New Wales facility in central Florida. IMC-
        Agrico cannot predict at this time whether Florida law will require closure of any of its other stack systems. The costs of such closure and decommissioning could be significant. In addition, IMC-Agrico currently operates an unlined cooling pond at New Wales. Monitoring indicates that discharges from the unlined cooling pond are within Florida groundwater standards. IMC-Agrico received a permit in August 1999 to continue operating this pond through March 25, 2001. Over the past several years, IMC-Agrico has successfully permitted this pond and anticipates that it will be able to obtain future permits. However, if IMC-Agrico does not receive the permit, it will need to line or relocate the cooling pond, which is estimated to cost approximately $45.0 million, of which PLP's share would be $18.7 million.

        Restructuring Charges

        In  connection  with  IMC's  Rightsizing  Program,  IMC-Agrico  has discontinued  mining or processing operations at a  number  of  its facilities including the Payne Creek and Noralyn mines and the Nichols concentrates plant. Such discontinuation will trigger decommissioning, closure and reclamation requirements under a number of Florida regulations and IMC-Agrico permits. PLP's share of these activities is estimated to cost $17.0 million, for which reserves have been established. Although IMC-Agrico believes that it has reasonably estimated these costs, additional expenditures could be required to address unanticipated environmental conditions as they arise. PLP's share of additional expenditures can not currently be estimated.

        Remedial Activities

        Remediation at PLP Facilities
        Many of IMC-Agrico's facilities have been in operation for a number of years. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives, or process tailings at these facilities by IMC-Agrico and predecessor operators have resulted in soil and groundwater contamination. In addition, through its own prior but discontinued operations, PLP assumed responsibility for contamination at some crop nutrient or oil and gas facilities. At many of these facilities, spills or other unintended releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring PLP to undertake or fund cleanup efforts.

        In some instances, PLP has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, PLP has entered into consent orders with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Expenditures for these known conditions currently are not expected to be material. However, material expenditures by PLP could be required in the future to remediate the contamination at these or at other current or former sites.

        PLP believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that they may expend to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to PLP's acquisition of facilities or businesses from parties including ARCO; Conoco; The Williams Companies; Kerr-McGee Inc.; and certain other private parties. PLP has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures.

        Remediation at Third-Party Facilities
        Along with impacting the sites at which PLP has operated, parties have alleged that historic operations at PLP or IMC-Agrico sites have resulted in contamination to neighboring off-site areas or third-party facilities. In some instances, PLP or IMC-Agrico have agreed, pursuant to consent orders with appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. Remedial liability at these sites, either alone or in the aggregate, currently is not expected to be material to PLP. As more information is obtained regarding these sites, this expectation could change.

        In September 1999, four plaintiffs filed Moore et al. vs. Agrico Chemical Company et al., a class-action lawsuit naming Agrico Chemical Company, FTX, PLP and a number of unrelated defendants. The suit seeks unspecified compensation for alleged property damage, medical monitoring, remediation of an alleged public health hazard and other appropriate damages purportedly arising from operation of the neighboring fertilizer and crop protection chemical facilities in Lakeland, Florida. Agrico Chemical Company owned the Landia portion of these facilities for approximately 18 months during the mid-1970s. Because the litigation is in its early stages, management cannot determine the magnitude of any exposure to Agrico Chemical Company or PLP; however, Agrico and PLP intend to vigorously contest this action and to seek any indemnification to which they may be entitled. Concurrent with this litigation, the EPA has undertaken on-site and off-site investigations of these facilities to determine whether any remediation of existing contamination may be necessary. Pursuant to an indemnification agreement with Agrico Chemical Company and PLP, The Williams Companies have assumed responsibility for any costs that Agrico Chemical Company might incur for remediation as a result of the EPA's actions.

        Superfund

        The Comprehensive Environmental Response Compensation and Liability Act (Superfund) imposes liability, without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, PLP is involved or concluding involvement at less than ten Superfund or equivalent state sites. PLP's remedial liability at these sites, either alone or in the aggregate, is not currently expected to be material. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

        Employees
        ---------
        PLP has no employees. Substantially all individuals who perform services for IMC-Agrico are employed by IMC-Agrico MP, Inc. (MP Co.). This includes former employees of PLP and IMC who were transferred to MP Co. when IMC-Agrico was formed. As of December 31, 1999, IMC-Agrico had 3,788 employees. The work force consisted of 877 salaried employees, 2,909 hourly employees and two temporary or part-time employees.

        Labor Relations
        ---------------
        IMC-Agrico has three collective bargaining agreements with the affiliated local chapters of the same international union. As of December 31, 1999, approximately 89 percent of the hourly work force were covered under collective bargaining agreements. No agreements were negotiated during 1999. One agreement covering approximately 59 percent of the union hourly work force will expire in 2000. IMC-Agrico has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

        Relationship Between PLP and IMC
        --------------------------------
        Management and Ownership
        IMC serves as General Partner of PLP and the management and officers of IMC perform all PLP management functions and carry out the activities of PLP. As of December 31, 1999, IMC held partnership interests that represented an approximate 51.6 percent interest in PLP. As a result of IMC's position as General Partner and of its ownership interest, IMC has the ability to control all matters relating to the management of PLP, including any determination with respect to the acquisition or disposition of PLP assets, future issuance of additional debt or other securities of PLP and any distributions payable in respect of PLP's partnership interests. In addition to such other obligations as it may assume, IMC has a general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the public unitholders of partnership interests.

        During 1999, PLP distributed $0.43 per unit to the public unitholders. On February 1, 2000, PLP announced that it would make a cash distribution of $0.09 per unit to public unitholders for the quarter ended December 31, 1999. Total unpaid cash distributions due to IMC of $431.3 million existed as of December 31, 1999. PLP's distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC is entitled to recover its unpaid cash distributions on a quarterly basis from one half of any excess of future quarterly distributions over $0.60 cents per unit for all units.

        Financing Arrangements
        Reference is made to the information set forth in Note 7, "Financing Arrangements," of Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

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

Item 3. Legal Proceedings.

        FTX Merger Litigation
        ---------------------
        In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware (Court) by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. IMC was alleged to have aided and abetted these breaches of fiduciary duty. In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations. The defendants moved the Court to dismiss the amended complaint in November 1998, and the cases were dismissed in May 1999.

        In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Court against certain former directors of FTX (Director Defendants) and MMR, a former affiliate of FTX. The Plaintiffs alleged that the Director Defendants, as the directors of PLP's former General Partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. The Plaintiffs further alleged that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MMR. The Plaintiffs also alleged that MMR knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, the Plaintiffs sought to reform or rescind the contracts that PLP entered into with MMR and to recoup the monies expended as a result of PLP's participation in those agreements. On November 10, 1999, the Plaintiffs and MMR announced a settlement of the IMC Action pursuant to which MMR agreed to purchase PLP's 47.0 percent interest in PLP's multi-year oil and natural gas exploration program with MMR (Exploration Program), which includes three producing oil and gas fields plus an inventory of exploration prospects and leases, for a total of $32.0 million.

        In May 1998, Jacob Gottlieb filed an action (Gottlieb Action) on behalf of himself and all other PLP unitholders against the Director Defendants, MMR and IMC asserting the same claims that IMC asserted in the IMC Action. Because IMC and PLP had already asserted these claims, in July 1998, IMC filed a motion to dismiss the Gottlieb Action. The Court has not set a briefing schedule for IMC's motion to dismiss, and the plaintiff has made no substantial activity in this case within the past year. IMC and PLP have recently been advised that the plaintiff intends to withdraw the complaint without prejudice.

        For information on environmental proceedings, see Note 9, "Commitments and Contingencies," of Notes to Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        Other
        -----
        In the ordinary course of business, PLP is and will from time to time be involved in other legal proceedings of a character normally incident to its businesses. PLP believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of PLP. PLP, through IMC and IMC-Agrico, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses with such coverage limits as management of IMC deems prudent.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II.

Item 5. Market  for  Registrant's Partnership Units and Related  Unitholder
        Matters.

        PLP's partnership units trade on the NYSE under the symbol PLP. The PLP unit price is reported daily in the financial press under "PLP" in most listings of NYSE securities. At March 15, 2000 the number of holders of record of the partnership's units was 7,749. Under federal law, ownership of PLP units is limited to "United States citizens." A United States citizen is defined as a person who is eligible to own interests in federal mineral leases, which generally includes: (i) United States citizens; (ii) domestic entities owned by United States citizens; and (iii) domestic corporations owned by United States citizens and/or certain foreign persons. The following table sets forth, for the periods indicated, the range of high and low sales prices, from the composite tape for NYSE issues.

                                      1999               1998
                                  -------------      ------------
                                  High     Low        High    Low
                                  ----     ---        ----    ---
            First Quarter      $ 12.06   $ 10.63   $  8.75  $ 6.63
            Second Quarter     $ 11.94   $ 10.50   $  7.38  $ 5.44
            Third Quarter      $ 10.81   $  9.75   $  9.25  $ 6.25
            Fourth Quarter     $ 10.69   $  9.75   $ 10.81  $ 7.88


        Ownership at December 31, 1999 was as follows:

                                         Units       Percent
                                      -----------   ---------
                 Public unitholders     50,080,645     48.4
                 IMC                    53,385,133(a)  51.6
                                       -----------    -----
                                       103,465,778    100.0
                                       ===========    =====

        (a) Includes 1,036,983 of partnership interests beneficially owned by IMC.


        Cash distributions declared and paid to public unitholders during 1999 totaled $0.43 per unit. Cash distributions to public unitholders are determined by available distributable cash resulting from operations of the partnership and the terms of the PLP Agreement. Distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC will be entitled to receive the unpaid cash distributions, totaling $431.3 million as of December 31, 1999, from one-half of the quarterly distributable cash after the payment of $0.60 per unit to all unitholders. Cash and property distributions paid during 1999 and 1998 are shown below:



                                       1999
           -------------------------------------------------------------
           Distribution Per Unit    Record Date         Payment Date
           ---------------------    -----------         ------------
                 $0.10             Feb. 8, 1999         Feb. 12, 1999
                  0.03             May 10, 1999          May 14, 1999
                  0.30             Aug. 6, 1999         Aug. 13, 1999

                                       1998
           -------------------------------------------------------------
           Distribution Per Unit    Record Date         Payment Date
           ---------------------    -----------         ------------
                 $0.13             Aug. 7, 1998         Aug. 14, 1998
                  0.09             Nov. 5, 1998         Nov. 13, 1998


Item 6.   Selected Financial Data.

                           Five Year Comparison
              (Dollars in millions, except per unit amounts)
                                          Years ended December 31
                                1999(a)  1998(b)  1997(c)  1996(d) 1995(e)
                                -------  -------  -------  ------- -------
Statement of Operations Data:
Net sales                       $ 592.0  $ 687.1  $ 842.5  $ 957.0 $ 995.1
Gross margins                   $ 117.2  $ 171.8  $(207.5) $ 257.6 $ 262.7
Operating earnings(loss)        $  39.1  $  90.7  $(283.3) $ 211.8 $ 194.6

Earnings(loss) from continuing
 operations                     $   6.3  $  53.5  $(323.5) $ 177.3 $ 161.4
Total loss from discontinued
 operations                       (27.4)   (21.2)   (17.1)       -       -
Extraordinary charge - debt
 retirement                           -        -    (14.5)       -       -
Cumulative effect of a change
 in accounting principle           (2.6)       -        -        -       -
                                -------  -------  -------  ------- -------
Earnings(loss)                  $ (23.7) $  32.3  $(355.1) $ 177.3 $ 161.4
                                =======  =======  =======  ======= =======

Earnings (loss) per unit:
Earnings (loss) from continuing
 operations                     $  0.06  $  0.51  $ (3.12) $  1.71 $  1.56
Total loss from discontinued
 operations                       (0.27)   (0.20)   (0.17)       -       -
Extraordinary charge - debt
 retirement                           -        -    (0.14)       -       -
Cumulative effect of a change
 in accounting principle          (0.02)       -        -        -       -
                                -------  -------  -------  ------- -------
Earnings(loss) per unit         $ (0.23) $  0.31  $ (3.43) $  1.71 $  1.56
                                =======  =======  =======  ======= =======

Distributions per publicly held unit:
  Cash                          $  0.43  $  0.22  $  1.34 $   2.44 $  2.42
  Property                            -        -     1.21        -       -

Average units outstanding         103.5    103.5    103.5    103.5   103.5

Balance Sheet Data (at end of period):
Property, plant and equipment,
 net                            $ 434.0  $ 477.5  $ 432.5 $  919.2 $  949.1
Total assets                    $ 611.8  $ 719.8  $ 665.5 $1,199.8 $1,229.1
Long-term debt, including
 current portion                $ 547.3  $ 561.3  $ 519.8 $  403.4 $  384.6
Partners' capital(deficit)      $(227.4) $(159.0) $(168.4)$  359.7 $  404.5

(a)Includes  special  charges  of $55.4 million,  or  $0.54  per  unit.   See
  "Special  Charges,"  in  Part  II, Item 7, "Management's  Discussion  and
  Analysis  of  Financial  Condition and Results of  Operations,"  of  this
  Annual Report on Form 10-K for detail of the charges.
(b)Includes  special  charges  of  $62.6 million,  or  $0.61  per  unit.  See
  "Special  Charges,"  in  Part  II, Item 7, "Management's  Discussion  and
  Analysis  of  Financial  Condition and Results of  Operations,"  of  this
  Annual Report on Form 10-K for detail of the charges.
(c)Includes  special  charges totaling $406.0  million,  or  $3.92  per
  unit.   See   "Special  Charges,"  in  Part  II,  Item  7,  "Management's
  Discussion   and   Analysis  of  Financial  Condition  and   Results   of
  Operations,"  of  this  Annual Report on Form  10-K  for  detail  of  the charges.  Also includes a $14.5 million extraordinary loss, or $0.14  per unit, relating to early extinguishment of debt.
(d)Includes  a gain of $11.9 million, or $0.12 per unit, resulting  from  the increase  in PLP's ownership of IMC-Agrico and  special charges  of  $3.0 million, or $0.03 per unit, for asset valuations at IMC-Agrico.
(e)Includes special charges totaling $18.1 million, or $0.18 per  unit, primarily  related  to  costs associated with stock  appreciation  rights resulting  from the significant rise in FTX's common stock  price  during the year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        INTRODUCTION

        Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with PLP's financial statements and the accompanying notes. PLP's continuing business operations consist of its 41.5 percent joint venture ownership interest in IMC-Agrico. All amounts included in this discussion are shown at PLP's ownership interest.

        Management's Discussion and Analysis of Financial Condition and Results of Operations highlights the primary factors affecting changes in the operating results of PLP's continuing operations during the three year period, excluding the impact of certain special charges, discussed below. In 1999, PLP incurred special charges from continuing operations of $55.4 million, or $0.54 per unit, comprised of: (i) a $52.3 million, or $0.51 per unit, restructuring charge related to the Rightsizing Program; and (ii) a $3.1 million, or $0.03 per unit, charge related to additional asset write-offs. As a result of the special charges recorded in
        1999, PLP expects to increase future annual earnings by an estimated $20.0 million, or $0.20 per unit. The increase in earnings is anticipated to result from rightsizing and cost reduction initiatives including headcount reductions. In 1998,
        PLP incurred special charges from continuing operations of $62.6 million, or $0.61 per unit, comprised of: (i) a $61.8 million, or $0.60 per unit, restructuring charge related to Project Profit; and (ii) $0.8 million, or $0.01 per unit, of other charges. As a result of Project Profit, PLP is on target to achieve a reduction in operating costs in excess of $41.5 million over the two-year period ending December 31, 2000, with $27.0 million realized in
        1999. The reduction in costs resulted from the simplification of the business, shut down of high-cost operations, exit from low-margin businesses and headcount reductions. In 1997, PLP incurred special charges from continuing operations of $406.0 million, or $3.92 per unit, related to: (i) $384.5 million, or $3.71 per unit, for an impairment assessment of sulphur assets; and (ii) $21.5 million, or $0.21 per unit, related to the FTX Merger.

        All of these special charges significantly impacted the results of continuing operations of PLP and are referred to throughout Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional detail on these charges, see Note 4, "Restructuring and Other Charges," in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        RESULTS OF OPERATIONS

        Overview

        1999 Compared to 1998
        Net sales of $592.0 million decreased 14 percent from net sales of $687.1 million in 1998. Gross margins for 1999 of $121.9 million, excluding special charges of $4.7 million, decreased from comparable 1998 margins of $179.8 million, excluding special charges of $8.0 million.

        Earnings from continuing operations in 1999 were $61.7 million, or $0.60 per unit, excluding the special charges of $55.4 million, or $0.54 per unit, discussed above. Earnings from continuing operations in 1998 were $116.1 million, or $1.12 per unit, excluding the special charges of $62.6 million, or $0.61 per unit, discussed above.

        Sales and earnings from continuing operations for 1999 reflected significantly reduced phosphate pricing and lower phosphate volumes. Partially offsetting the phosphate reductions were higher sales and earnings, driven by higher volumes and lower raw material costs, for Feed Ingredients.

        PLP incurred a loss in 1999 of $23.7 million, or $0.23 per unit, including: (i) the special charges of $55.4 million, or $0.54 per unit, discussed above; (ii) a loss from discontinued operations of $27.4 million, or $0.27 per unit; and (iii) a $2.6 million charge, or $0.02 per unit, for the cumulative effect of a change in accounting principle. PLP generated earnings in 1998 of $32.3 million, or $0.31 per unit, including: (i) the special charges of $62.6 million, or $0.61 per unit, discussed above; and (ii) a loss from discontinued operations of $21.2 million, or $0.20 per unit.

        1998 Compared to 1997
        Net sales of $687.1 million decreased 18 percent from net sales of $842.5 million in 1997. Gross margins for 1998 of $179.8 million, excluding special charges of $8.0 million, increased from comparable 1997 margins of $177.0 million, excluding a special charge of $384.5 million.

        Earnings from continuing operations in 1998 were $116.1 million, or $1.12 per unit, excluding the special charges of $62.6 million, or $0.61 per unit, discussed above. Earnings from continuing operations in 1997 were $82.5 million, or $0.80 per unit, excluding special charges of $406.0 million, or $3.92 per unit, discussed above.

        The decrease in sales relative to 1997 was primarily driven by the absence of PLP's sulphur business and its 58.3 percent interest in Main Pass 299 oil & gas operations (Main Pass), both of which were transferred to Freeport Sulphur Co. (FSC) as a result of the FTX Merger in December 1997. The increase in earnings from continuing operations, excluding special charges, was primarily a result of the absence of certain general and administrative expenses as a result of the FTX Merger.

        PLP generated earnings in 1998 of $32.3 million, or $0.31 per unit, including: (i) the special charges of $62.6 million, or $0.61 per unit, discussed above; and (ii) a loss from discontinued operations of $21.2 million, or $0.20 per unit. PLP incurred a loss in 1997 of $355.1 million, or $3.43 per unit, including: (i) the special charges of $406.0 million, or $3.92 per unit, discussed above; (ii) losses from discontinued operations of $17.1 million, or $0.17 per unit; and (iii) an extraordinary charge of $14.5 million, or $0.14 per unit, related to the early extinguishment of high-cost debt.

        IMC-Agrico

        1999 Compared to 1998
        IMC-Agrico's net sales of $592.0 million in 1999 decreased 14 percent from $687.1 million in 1998. Lower average sales realizations of concentrated phosphates, particularly DAP, unfavorably impacted net sales by $51.9 million. DAP prices decreased throughout 1999 to a low, as of December 31, 1999, of approximately $130 per short ton as a result of the depressed agricultural economy. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $45.5 million. The majority of the volume decline resulted from decreased shipments of DAP and GTSP. The decrease in domestic DAP and GTSP volumes was a result of lower agricultural commodity prices and the depressed agricultural economy. Internationally, decreased DAP volumes primarily resulted from reduced demand from lower crop purchases as a result of low grain prices and higher customer inventories. Partially offsetting these declines were improved volumes of animal feed ingredients.

        Gross margins in 1999 of $110.3 million, excluding special charges of $4.7 million, fell 34 percent from $168.2 million in 1998, excluding special charges of $8.0 million. The decrease was primarily a result of the decreased prices and volumes discussed above, partially offset by favorable raw material costs and savings realized from Project Profit.

        1998 Compared to 1997
        IMC-Agrico's net sales of $687.1 million in 1998 remained virtually unchanged from $683.8 million in 1997. Increased shipments of concentrated phosphates contributed an additional $23.9 million to net sales. The majority of the volume growth came from increased domestic shipments of DAP and GMAP, partially offset by decreased GTSP volumes. The increase in DAP and GMAP was primarily a result of a strong spring season, an increase in the number of supply contracts and spot sales to certain larger co-ops. The volume decrease in GTSP was primarily a result of the availability in the marketplace of aggressively priced imports. International sales volumes rose slightly compared to 1997 as increased shipments of GMAP and merchant acid were partially offset by decreased shipments of DAP. In addition, average sales realizations of concentrated phosphates, particularly DAP, favorably impacted net sales by $8.5 million. Net sales were also favorably impacted by $2.7 million due to higher domestic phosphate rock sales volumes.

        Gross margins of $168.2 million in 1998, excluding special charges of $8.0 million, climbed 18 percent from $142.1 million in 1997, primarily as a result of the increased volumes and prices discussed above as well as favorable raw material costs.

        Sulphur

        There were no sulphur sales in 1999 or 1998 as a result of the contribution of PLP's sulphur businesses to FSC in conjunction with the FTX Merger. Sulphur sales in 1997 were $129.1 million with negative margins of $4.4 million, excluding special charges of $384.5 million.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $27.4 million, $26.5 million and $53.2 million in 1999, 1998 and 1997, respectively, excluding special charges of $22.6 million in 1997. The decrease in 1998 as compared to 1997 was primarily a result of the absence of the sulphur operations and allocated FTX general and administrative expenses which were eliminated as a result of the FTX Merger. See Note 2, "Mergers," in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        Special Charges

        Restructuring Charges
        During the fourth quarter of 1999, PLP implemented the Rightsizing Program which was designed to simplify and focus PLP's core businesses. The key components of the Rightsizing Program are:
        (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities at IMC-Agrico resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, PLP recorded a special charge of $52.3 million, or $0.51 per unit, in the fourth quarter of 1999. For more detail related to the Rightsizing Program, see Note 4, "Restructuring and Other Charges," in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        During the fourth quarter of 1998, PLP developed and began execution of Project Profit. Project Profit was comprised of four major initiatives: (i) the combination of certain activities within IMC's potash and phosphates business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of current business activities by eliminating businesses not deemed part of PLP's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with Project Profit, PLP recorded a special charge of $61.8 million, or $0.60 per unit, in the fourth quarter of 1998. For more detail related to Project Profit, see
        Note 4, "Restructuring and Other Charges," in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        Other Charges
        During  the  fourth  quarter of 1999, and in  connection  with  the
        Rightsizing  Program,  PLP  undertook  a  detailed  review  of  its accounting records and valuation of various assets and liabilities. As a result, PLP recorded a special charge of $3.1 million, or $0.03 per unit, related to asset write-offs. This entire charge was included in Cost of goods sold.

        As a result of a review of its sulphur assets at September 30, 1997, PLP concluded that the carrying value of its Main Pass sulphur mine assets exceeded the undiscounted estimated future net cash flows, such that an impairment write-down of $375.5 million, or $3.63 per unit, was required. A similar analysis of the Culberson, Texas sulphur mine assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated an impairment write-down of $9.0 million, or $0.08 per unit, was required. Also, in connection with the FTX Merger, PLP recorded special charges of $21.5 million, or $0.21 per unit.

        Interest Expense

        The increase in interest expense in 1998 as compared to 1997 was due to higher average borrowings for 1998 as compared to 1997. These funds were utilized to fund oil and gas expenditures primarily related to the Exploration Program.

        CAPITAL RESOURCES AND LIQUIDITY

        PLP generates cash through distributions from its joint venture investment in IMC-Agrico and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities remained virtually unchanged as 1999 totaled $81.3 million versus $79.5 million for 1998.

        Net cash provided by investing activities for 1999 of $9.2 million increased from net cash used in investing activities for 1998 by $90.1 million. Capital expenditures decreased $42.4 million from the prior year primarily due to the exiting of the Exploration Program during the year. The dispositions of both the Exploration Program and PLP's investment in MMR resulted in proceeds of $44.8 million.

        Net cash used in financing activities for 1999 was $60.1 million which increased $54.9 million as compared to 1998. This increase was primarily the result of a $21.8 million increase in distributions to unitholders and higher net debt payments of $33.1 million. Both of these were primarily due to decreased Exploration Program funding requirements and the receipt of proceeds from the dispositions of both the Exploration Program and PLP's investment in MMR.

        CONTINGENCIES

        Reference is made to Note 9, "Commitments and Contingencies," of Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        ENVIRONMENTAL

        Reference is made to "Other Matters - Environmental, Health and Safety Matters," in Part I, Item 1, of this Annual Report on Form 10-K.

        YEAR 2000 DISCLOSURE

        PLP completed its Year 2000 readiness initiatives and did not experience any significant problems. PLP does not anticipate any significant adverse business effects related to this issue. PLP's share of cumulative costs of projects dedicated solely to Year 2000 remediation was approximately $1.0 million.

        RECENTLY ISSUED ACCOUNTING GUIDANCE

        PLP does not believe that Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which PLP is required to adopt on January 1, 2001, will have a material impact on PLP's financial statements.

        FORWARD-LOOKING STATEMENTS

        All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

        Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where PLP or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by PLP for its products; constraints on  supplies  of  raw  materials used in manufacturing  certain  of
        PLP's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental, and administrative proceedings involving PLP; and other risk factors reported from time to time in PLP's Securities and Exchange Commission (SEC) reports.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

        PLP is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. PLP periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. Gains and losses on these contracts are deferred until settlement and recorded as a component of underlying inventory costs when settled. The notional value of PLP's natural gas forward purchase contracts was $4.3 million and $3.3 million as of December 31, 1999 and 1998, respectively. The market value of these contracts is estimated based on the amount that PLP would receive or pay to terminate the contracts, and was not significantly different from the notional value at December 31, 1999 and 1998. The impact of the settlement of these contracts was immaterial to PLP in 1999, 1998 and 1997.

        PLP conducted sensitivity analyses of its derivatives and other financial instruments assuming the following: (i) a one percentage point adverse change in interest rates; and (ii) a ten percent adverse change in the purchase price of natural gas, ammonia and sulphur all from their levels at December 31, 1999. Holding all other variables constant, the hypothetical adverse changes would not materially affect PLP's financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in PLP's financial structure.

Item 8.  Financial Statements and Supplementary Data.

                                                    Page

        Report of Independent Auditors               20

        Statement of Operations                      21

        Balance Sheet                                22

        Statement of Cash Flows                      23

        Statement of Partners' Capital (Deficit)     24

        Notes to Financial Statements                25



                      REPORT OF INDEPENDENT AUDITORS


To the Partners of Phosphate Resource Partners Limited Partnership:

We have audited the accompanying balance sheet of Phosphate Resource Partners Limited Partnership (Partnership), a Delaware Limited Partnership, as of December 31, 1999 and 1998 and the related statements of operations, cash flows and partners' capital for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership changed its method of accounting for start-up activities in 1999 to conform with SOP 98-5, "Reporting on the Costs of Start-Up Activities."



Ernst & Young LLP
Chicago, Illinois
January 31, 2000




              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                          Statement of Operations
                  (In millions, except per unit amounts)

                                                 Years Ended December 31
                                             ------------------------------
                                                1999      1998      1997
                                                ----      ----      ----
Net sales                                     $ 592.0  $  687.1   $  842.5
Cost of goods sold                              474.8     515.3    1,050.0
                                              -------  --------   --------
Gross margins                                   117.2     171.8     (207.5)
Selling, general and administrative expenses     27.4      26.5       75.8
Restructuring charges                            50.7      54.6          -
                                              -------  --------   --------
Operating earnings (loss)                        39.1      90.7     (283.3)
Interest expense                                 40.1      40.2       35.7
Other (income) expense, net                      (7.3)     (3.0)       4.5
                                              -------  --------   --------
Earnings (loss) from continuing operations        6.3      53.5     (323.5)
Discontinued operations:
Loss from discontinued operations                (5.0)    (21.2)     (17.1)
Loss on disposal                                (22.4)        -          -
                                              -------  --------   --------
Total loss from discontinued operations       $ (27.4) $  (21.2)  $  (17.1)
                                              =======  ========   ========
Earnings (loss) before extraordinary item and
 cumulative effect of a change in accounting
 principle                                    $ (21.1) $   32.3   $ (340.6)
Extraordinary charge - debt retirement              -         -      (14.5)
Cumulative effect of a change in accounting
 principle                                       (2.6)        -          -
                                              -------  --------   --------
Earnings (loss)                               $ (23.7) $   32.3   $ (355.1)
                                              =======  ========   ========
Earnings (loss) per unit:
Earnings (loss) from continuing operations    $  0.06  $   0.51   $  (3.12)
Total loss from discontinued operations         (0.27)    (0.20)     (0.17)
Extraordinary charge - debt retirement              -         -      (0.14)
Cumulative effect of a change in accounting
 principle                                      (0.02)        -          -
                                              -------  --------   --------
Earnings (loss)                               $ (0.23) $   0.31   $  (3.43)
                                              =======  ========   ========
Average units outstanding                       103.5     103.5      103.5

Distribution paid per publicly held unit:
  Cash                                       $   0.43  $   0.22   $   1.34
  Property                                   $      -  $      -   $   1.21

                     See Notes to Financial Statements



              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                               Balance Sheet
                               (In millions)
                                                          December 31
                                                     ----------------------
                                                      1999          1998
                                                      ----          ----
  Assets
  Current assets:
  Cash and cash equivalents                         $  41.2        $  10.8
  Receivables, net                                     23.8           65.0
  Inventories, net                                     92.4          122.2
  Other current assets                                  0.3            0.9
                                                    -------        -------
  Total current assets                                157.7          198.9

  Property, plant and equipment, net                  434.0          477.5
  Other assets                                         20.1           43.4
                                                    -------        -------
  Total assets                                      $ 611.8        $ 719.8
                                                    =======        =======

  Liabilities and Partners' Deficit
  Current liabilities:
  Accounts payable and accrued liabilities          $  89.1        $  59.5
  Short-term debt and current maturities of
   long-term debt                                       4.3            4.4
                                                    -------        -------
  Total current liabilities                            93.4           63.9

  Long-term debt, less current maturities             543.0          556.9
  Other noncurrent liabilities                        202.8          258.0
  Partners' deficit                                  (227.4)        (159.0)
                                                    -------        -------
  Total liabilities and partners' deficit           $ 611.8        $ 719.8
                                                    =======        =======


                     See Notes to Financial Statements

              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                          Statement of Cash Flows
                               (In millions)
                                                  Years Ended December 31
                                               ----------------------------
                                               1999         1998       1997
                                               ----         ----       ----
Cash flows from operating activities:
Earnings (loss)                             $ (23.7)     $   32.3   $(355.1)
Adjustments to reconcile earnings (loss) to
 net cash provided by operating activities:
  Restructuring charges                        52.2          61.4         -
  Sulphur asset impairment charge                 -             -     384.5
  Depreciation, depletion and amortization     20.5          25.2      43.1
  Loss on sale of business                     22.4             -         -
  Oil and gas exploration expenses                -          14.7      15.8
  Cash distributions from IMC-Agrico in excess
   of interest in capital                         -             -      34.3
  Other                                       (66.0)         (2.4)     15.7
  Changes in:
    Receivables                                41.5         (17.7)    (14.8)
    Inventories                                23.5          (6.9)    (16.9)
    Other current assets                        0.6           1.5       1.2
    Accounts payable and accrued liabilities   10.3         (28.6)     (4.4)
                                            -------       -------    -------
Net cash provided by operating activities      81.3          79.5      103.4
                                            -------       -------    -------
Cash flows from investing activities:
Capital expenditures                          (40.9)        (83.3)     (72.4)
Proceeds from sale of business                 32.0             -          -
Other                                          18.1           2.4       (8.2)
                                            -------       -------    -------
Net cash provided by (used in) investing
 activities                                     9.2         (80.9)     (80.6)
                                            =======       =======    =======
Cash flows from financing activities:
Cash distributions to unitholders             (44.7)        (22.9)    (119.6)
Proceeds from issuance of long-term debt, net   0.4          53.5      560.5
Payments of long-term debt                    (15.8)        (21.9)    (442.4)
Change in short-term debt, net                    -         (13.9)         -
Cash transferred to FSC                           -             -      (23.3)
                                            -------       -------    -------
Net cash used in financing activities         (60.1)         (5.2)     (24.8)
                                            -------       -------    -------
Net change in cash and cash equivalents        30.4          (6.6)      (2.0)
Cash and cash equivalents at beginning of year 10.8          17.4       19.4
                                            -------       -------    -------
Cash and cash equivalents at end of year    $  41.2       $  10.8    $  17.4
                                            =======       =======    =======
Supplemental cash flow disclosure:
Interest paid                               $  39.8       $  41.0    $  38.8
                                            =======       =======    =======

                     See Notes to Financial Statements

              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                 Statement of Partners' Capital (Deficit)
                               (In millions)
                               Units Outstanding    Partners' Capital(Deficit)
                            ----------------------  --------------------------
                           General  Limited  Total   General  Limited   Total
                           -------  -------  -----   -------  -------   -----
Balance at
 December 31, 1996          53.4      50.1   103. 5  $ 185.6  $ 174.1  $ 359.7
Loss                           -         -        -   (183.2)  (171.9)  (355.1)
Unitholder distributions       -         -        -    (52.5)   (67.1)  (119.6)
Distribution of FSC shares     -         -        -    (30.1)   (28.3)   (58.4)
Other                          -         -        -      2.5      2.5      5.0
Reallocation caused by disproportionate
 distributions                 -         -        -     (9.2)     9.2        -
                            ----      ----   ------  -------  -------  -------

Balance at
 December 31, 1997          53.4      50.1    103.5    (86.9)   (81.5)  (168.4)
Earnings                       -         -        -     16.7     15.6     32.3
Unitholder distributions       -         -        -    (11.9)   (11.0)   (22.9)
                            ----      ----    -----  -------  -------  -------

Balance at
 December 31, 1998          53.4      50.1    103.5    (82.1)   (76.9)  (159.0)
Loss                           -         -        -    (12.2)   (11.5)   (23.7)
Unitholder distributions       -         -        -    (23.1)   (21.6)   (44.7)
                            ----      ----    -----  -------  -------  -------

Balance at
 December 31, 1999          53.4      50.1    103.5  $(117.4) $(110.0) $(227.4)
                            ====      ====    =====  =======  =======  =======


                     See Notes to Financial Statements

              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                       Notes to Financial Statements
              (Dollars in millions, except per unit amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation and Ownership
   The financial statements of PLP, a Delaware limited partnership, include all majority-owned subsidiaries. The investment in IMC-Agrico is reflected using the proportionate consolidation method. The activities of IMC-Agrico, 41.5 percent owned by PLP, include: (i) the mining and sale of phosphate rock; and (ii) the production, distribution and sale of concentrated phosphates, animal feed ingredients, and related products. Prior to its disposition in the fourth quarter of 1999, PLP's interest in the Exploration Program was proportionately consolidated at a rate of 56.4 percent of the exploration costs and 47.0 percent of the profits derived from oil and gas producing properties. Certain prior year amounts have been reclassified to conform to the current year presentation.

   As discussed in more detail in Note 5, "Discontinued Operations," the oil and gas operations have been presented as discontinued operations.

   Use of Estimates
   Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition
   Revenue  is  recognized  by  PLP  upon the  transfer  of  title  to  the customer, which is generally at the time product is shipped. For certain export shipments, transfer of title occurs outside of the United States.

   Cash and Cash Equivalents
   PLP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents which are reflected at their approximate fair value. IMC-Agrico's cash and cash equivalents are not available to PLP until a distribution is paid by IMC-Agrico.

   Concentration of Credit Risk
   Domestically, IMC-Agrico sells its products to manufacturers, distributors and retailers primarily in the midwestern and southeastern United States. Internationally, IMC-Agrico's products are sold primarily through a United States export association. No single customer or group of affiliated customers accounted for more than ten percent of PLP's net sales.

   Inventories
   Inventories  are  valued at the lower-of-cost-or-market (net  realizable
   value).   Cost  for  substantially all inventories is  calculated  on  a cumulative annual-average basis.

   Property, Plant and Equipment
   Property (including mineral deposits), plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized; maintenance and repair expenditures, except for repair and maintenance overhauls (Turnarounds), are charged to operations when incurred. Expenditures for Turnarounds are deferred when incurred and amortized into cost of goods sold on a straight-line basis, generally over an 18-month period. Turnarounds are large-scale maintenance projects that are performed regularly, usually every 18 to 24 months. Turnarounds are necessary to maintain the operating capacity and efficiency rates of the production plants. The deferred portion of Turnaround expenditures is classified in Other assets.

   Depreciation and depletion expenses for mining operations, including mineral deposits, are determined using the units-of-production method based on estimates of recoverable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 32 years; machinery and equipment, five to 32 years; and leasehold improvements, over the lesser of the remaining useful life of the asset or the remaining term of the lease. Using the methodology prescribed in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," PLP reviews long-lived assets and any related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Once an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

   Accrued Environmental Costs
   Through IMC-Agrico PLP   produces  and  distributes  crop   and   animal
   nutrients.  These activities  subject  IMC-Agrico  to   an ever-evolving
   myriad  of  international,   federal,  state,  provincial and  local EHS
   laws, which  regulate,  or  propose  to   regulate: (i) product content;
   (ii) use of products by both PLP and  its   customers;  (iii) conduct of
   mining and production operations, including   safety  procedures used by
   employees; (iv) management  and  handling  of   raw  materials;  (v) air
   and water quality impacts by PLP's facilities; (vi) disposal of hazardous
   and solid wastes; and (vii) post-mining land   reclamation.   Compliance
   with these laws often requires  PLP to  incur costs.  PLP has contingent
   environmental  liabilities   arising  from  three   sources:  facilities
   currently   or   formerly   owned   by   PLP   or   its    predecessors;
   facilities  adjacent  to  currently  or  formerly   owned    facilities;
   and  third-party Superfund sites.  At facilities  currently or  formerly
   owned by PLP or its corporate  predecessors,  the  historical   use  and
   handling  of regulated chemical substances,  crop  and  animal nutrients
   and   additives  have  resulted  in  soil and groundwater contamination, sometimes  requiring PLP to undertake  or  fund  cleanup efforts.

   Of the environmental costs discussed above, the following environmental costs are charged to operating expense: fines, penalties and certain remedial actions to address violations of the law; remediation of properties that are currently or were formerly owned or operated by PLP, or its predecessors, when those properties do not contribute to current or future revenue generation; and liability for remediation of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites. Contingent environmental liabilities are recorded for environmental investigatory and non-capital remediation costs at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent and the likelihood of an unfavorable outcome is probable. PLP cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites currently under investigation, sites for which investigations have not been performed, or sites at which unanticipated conditions are discovered.

   Income Taxes
   PLP is not a taxable entity; therefore, no income taxes are reported in its financial statements.

   Derivatives
   PLP is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. PLP periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw materials prices, but not for trading purposes. Gains and losses on these contracts are deferred until settlement and recorded as a component of underlying inventory costs when settled. The notional value of PLP's natural gas forward purchase contracts was $4.3 million and $3.3 million as of December 31, 1999 and 1998, respectively. The market value of these contracts is estimated based on the amount that PLP would receive or pay to terminate the contracts, and was not significatly different from the notional amount as of December 31, 1999 and 1998, respectively. The impact of the settlement of these contracts was immaterial to PLP in 1999, 1998 and 1997.

   Adoption of SOP 98-5
   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, PLP capitalized its start-up costs (i.e., pre-operating costs). PLP adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and, accordingly, recorded a charge for the cumulative effect of an accounting change of $2.6 million, or $0.02 per unit, in order to expense start-up costs that had been previously capitalized. The future impact of SOP 98-5 is not expected to be material to PLP's operating results.

   Recently issued Accounting Standards
   PLP does not believe that SFAS No. 133, which PLP is required to adopt effective January 1, 2001, will have a material impact on PLP's financial statements.

2. MERGERS

   FTX
   In December 1997, FTX, the General Partner and owner of a 51.6 percent interest in PLP, merged into IMC, PLP's joint venture partner in IMC-Agrico. The FTX Merger resulted in the dissolution of FTX with IMC becoming the General Partner of PLP. In connection with the FTX Merger, PLP's sulphur business and certain oil and gas operations, including its 58.3 percent interest in Main Pass, together with IMC's
   25.0 percent interest in Main Pass, were transferred to FSC, a newly formed public entity whose common stock was distributed pro rata to PLP's unitholders, including FTX.

   MMR
   In November 1998, McMoRan Oil & Gas Co. (MOXY) and FSC merged and became wholly-owned subsidiaries of a newly formed holding company, MMR (MMR Merger). MOXY stockholders received 0.2 MMR shares for each common share of MOXY held at the time of the MMR Merger which resulted in PLP owning 0.8 million shares, or approximately six percent, of outstanding MMR common stock. Subsequently, in the second quarter of 1999, PLP sold its entire investment in MMR stock. In connection with the sale, PLP received proceeds of $12.8 million and recorded a loss of $0.7 million.

3. DISTRIBUTIONS

   IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the year ended December 31, 1999, the total amount of cash generated for distribution by IMC-Agrico was $171.2 million, of which $56.8 million was distributed to PLP during the year and $14.0 million will be distributed to PLP in 2000. PLP's distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC will be entitled to receive unpaid cash distributions from previous quarters ($431.3 million unpaid as of December 31, 1999) from one-half of the quarterly distributable cash after the payment of $0.60 cents per unit to all PLP unitholders.

4. RESTRUCTURING AND OTHER CHARGES

   1999 Restructuring Plan
   During the fourth quarter of 1999, PLP announced and began implementing the Rightsizing Program which was designed to simplify and focus PLP's core businesses. The key components of the Rightsizing Program are:
   (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities of IMC-Agrico resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, PLP recorded a special charge of $52.3 million, or $0.51 per unit, in the fourth quarter of 1999.

   The Rightsizing Program (shown below in tabular format) primarily related to the following:

   Asset Impairments
   The Rightsizing Program included the disposal of property, plant and equipment, as well as the write-down to fair value of assets as a result of the decision to close certain facilities. In order to determine the write-down of assets affected by the Rightsizing Program, and in accordance with SFAS No. 121, PLP performed an assessment of future cash flows and, accordingly, adjusted the assets to their appropriate fair values.

   The majority of the impairment occurred at PLP's Florida production facilities where property, plant and equipment was written down by approximately $16.1 million to reflect fair value. The phosphate mine and plant closures resulted from a facilities optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities. The write-down of impaired assets primarily consisted of certain facilities and associated production equipment.

   Non-Employee Exit Costs
   As a result of the decision to permanently close certain PLP facilities described above, PLP recorded a charge of $18.7 million for closure costs. The closure costs included approximately $16.8 million for incremental environmental land reclamation of the surrounding mined-out areas with the remainder for demolition costs. PLP expects the demolition and closure activities to be essentially completed by the end of 2005. Other various non-employee exit costs totaled $0.5 million.

   Employee Headcount Reductions
   As part of the Rightsizing Program, headcount reductions were implemented throughout IMC-Agrico. The majority of these reductions were a result of the closing and/or exiting of production operations, as discussed above. Certain involuntary eliminations of positions, which were communicated prior to December 31, 1999, were necessary in order to achieve desired staffing levels. A total of 533 employees were terminated and had left IMC-Agrico by the end of December 31, 1999. PLP recorded a charge of $6.4 million for severance benefits related to these employee headcount reductions. Virtually all severance payments will be disbursed subsequent to December 31, 1999.

   As a result of the employee terminations necessitated by the Rightsizing Program, settlement, curtailment and special termination charges of $3.9 million were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined
   Benefit Pension Plans and for Termination Benefits." The related liabilities have been classified in Other noncurrent liabilities. See
   Note 8, "Pensions and Other Postretirement Benefits."

   Inventories and Spare Parts of Exited Facilities
   The Rightsizing Program included a major reduction in production assets. This reduction was accomplished through the permanent shutdown of two phosphate facilities. Given the reduction in facilities and the resulting decrease in production, historical levels of spare parts inventory that had been maintained at these facilities were no longer necessary or warranted. Therefore, PLP recorded a charge of $5.1 million for the write-down of excess spare parts inventory which will be disposed.

   PLP recorded charges of approximately $1.6 million to reduce the carrying value of finished goods inventories on-hand to net realizable value at December 31, 1999, as a result of the facilities closures discussed above.

   Details of the restructuring charges were as follows:


                                       1999                         Remaining
                                  Restructuring                     Accrual at
                                     Charges     Cash Paid Non-Cash  12/31/99
                                  -------------  --------- -------- ----------
     Asset impairments:
     Facilities closed prior to
      December 31, 1999              $ 16.1        $   -    $ 16.1    $    -

     Non-employee exit costs:
     Demolition and closure costs      18.7          0.2         -      18.5
     Other                              0.5            -         -       0.5

     Employee headcount reductions:
     Severance benefits                 6.4          0.2         -       6.2
     Settlement, curtailment and
      special termination benefits      3.9            -       3.9         -

     Inventories and spare parts of exited businesses:
     Spare parts inventories            5.1            -       5.1         -
     Finished goods inventories         1.6            -       1.6         -
                                     ------       ------    ------    ------
     Total                           $ 52.3       $  0.4    $ 26.7    $ 25.2
                                     ======       ======    ======    ======

   All restructuring charges have been recorded as a separate line item on the Statement of Operations, except for the finished goods inventory write-down of $1.6 million which was recorded in Cost of goods sold.

   1998 Restructuring Charge
   During the fourth quarter of 1998, PLP developed and began execution of Project Profit. Project Profit was comprised of four major initiatives: (i) the combination of certain activities within IMC's potash and phosphate business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of PLP's core competencies; and
   (iv) reduction of operational and administrative headcount. In conjunction with Project Profit, PLP recorded a special charge of $61.8 million, or $0.60 per unit, in the fourth quarter of 1998.

   Project Profit (shown below in tabular format) primarily related to the following:

   Asset impairments
   Project Profit included the removal of property, plant and equipment, as well as the write-down to fair value of those assets rendered unusable due to the decision to close certain facilities and forgo or abandon certain mineral properties. In order to determine the write-down of assets affected by Project Profit, and in accordance with SFAS No. 121, PLP performed an assessment of future cash flows and, accordingly, adjusted the assets to their appropriate fair values.

   The majority of the impairment occurred at PLP's Florida production facilities where property, plant and equipment was written down by approximately $20.3 million to fair value. PLP developed a new strategic mine plan (Mine Plan) which identified asset reductions, lower operating costs and optimal phosphate rock management as key drivers in the restructuring of operations. The write-down of impaired assets in connection with the Mine Plan primarily consisted of facilities, production equipment, operating supplies, land and mineral reserves.

   The $20.3 million in asset impairment charges included $5.5 million pertaining to assets which were utilized until their respective disposal dates, primarily within the first nine months of 1999. The estimated fair value of these assets, which was depreciated over their respective remaining periods of service, reflected estimated operating net cash flows until disposition. As of December 31, 1999, all of these assets have been sold or abandoned.

   Non-employee exit costs
   In accordance with the objective of the Mine Plan, to optimize phosphate rock management, PLP decided to permanently close a high-cost phosphate rock mine. As a result of this decision, PLP recorded a charge of $7.6 million for the demolition and other incremental costs of closure of the mine. The closure costs included approximately $6.4 million for incremental environmental land reclamation of the surrounding mined-out areas. The demolition and closure activities were still in process at the end of 1999 with an estimate of completion during 2001.

   PLP also decided to close certain production operations in connection with Project Profit, principally the uranium and urea operations of PLP. This decision was based on an analysis of the future outlook for these products, taking into consideration whether the operations were part of PLP's core businesses. These operations were determined to be non-core businesses and PLP recorded charges of approximately $5.3 million for demolition and/or closure, including environmental costs, of the uranium and urea production facilities. PLP expects the demolition and closure activities to be completed by the end of 2000.

   In connection with Project Profit, PLP decided to discontinue its transportation of ammonia from Louisiana to its phosphate operations in Florida. This decision was based on current market conditions which secured the availability of ammonia to PLP and which made the high-cost transportation of ammonia from Louisiana to Florida unnecessary. As a result, PLP recorded a charge of $5.5 million for the net present value of costs associated with permanently idling leased equipment used in the transportation of ammonia from Louisiana. Other various exit costs totaled $2.7 million.

   Employee headcount reductions
   As part of Project Profit, IMC-Agrico implemented headcount reductions. Certain of these reductions were a result of the closing and/or exiting of production operations, as discussed above. To facilitate headcount reductions, IMC-Agrico offered a voluntary retirement program for eligible employees. In addition, certain involuntary eliminations of positions, which were communicated prior to December 31, 1998, were necessary in order to achieve desired staffing levels. A total of 168 employees accepted the voluntary retirement plan by December 31, 1998, with 106 of those employees having left as of that date. At December 31, 1999, no voluntarily severed employees were remaining. Additionally, a total of 396 employees were involuntarily terminated and left PLP by the end of February 1999. PLP recorded a charge of $6.0 million for severance benefits related to these headcount reductions. Virtually all severance payments were disbursed prior to December 31, 1999 with the remaining payments to be disbursed during the first quarter of 2000.

   As a result of the employee terminations necessitated by Project Profit, settlement, curtailment and special termination charges of $3.6 million were recorded in accordance with SFAS No. 88. The related liabilities were classified in Other noncurrent liabilities. See Note 8, "Pensions and Other Postretirement Benefits."

   Inventories and spare parts of exited businesses
   PLP recorded charges of approximately $7.2 million to reduce the carrying value of finished goods inventories on-hand to net realizable value at December 31, 1998, as a result of the decision to exit certain businesses.

   Project Profit included a major reduction in production assets. The reduction was accomplished through the permanent shut-down of select mining facilities as well as a cut-back in concentrate facilities. Given the reduction in facilities and the resulting decrease in production, historical levels of spare parts inventory that had been maintained by PLP were no longer necessary or warranted. Therefore, PLP recorded a charge of $3.6 million for the write-off of spare parts inventory.

   Activity related to accruals for Project Profit in 1999 was as follows:

                                        Accrual at               Accrual at
                                       Jan. 1, 1999  Cash Paid  Dec. 31, 1999
                                       ------------  ---------  -------------
     Non-employee exit costs:
     Demolition and closure costs        $  12.9     $   2.7      $  10.2
     Idled leased transportation
      equipment                              5.5         1.8          3.7
     Other                                   1.9         1.3          0.6

     Employee headcount reductions:
     Severance benefits                      5.9         5.8          0.1
                                         -------     -------      -------
     Total                               $  26.2     $  11.6      $  14.6
                                         =======     =======      =======


   All restructuring charges were recorded as a separate line item on the 1998 Statement of Operations, except for the finished goods inventory write-down of $7.2 million which was recorded in Cost of goods sold.

   Other Charges
   During  the  fourth  quarter  of  1999,  and  in  connection  with   the
   Rightsizing Program, PLP undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, PLP recorded a special charge of $3.1 million, or $0.03 per unit, related to asset write-offs. The entire charge was included in Cost of goods sold.

   1997 Sulphur Assets Write-Down
   As a result of a review of its sulphur assets at September 30, 1997, PLP concluded that the carrying value of its Main Pass sulphur mine assets exceeded the undiscounted estimated future net cash flows, such that an impairment write-down of $375.5 million was required. A similar analysis of the Culberson, Texas sulphur mine assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated an impairment write-down of $9.0 million was required.

5. DISCONTINUED OPERATIONS

   In the fourth quarter of 1999, PLP decided to discontinue its oil and gas business which primarily consisted of its interests in the Exploration
   Program.   PLP sold its interest in the Exploration Program for proceeds of $32.0 million. A loss on disposal of $22.4 million was recorded in the fourth quarter of 1999. The Statement of Operations has been restated to report the operating results of the oil and gas business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations." For 1999 and 1998, the revenues from oil and gas operations were $7.0 million and $1.3 million, respectively. The exploration and development costs were accounted for using the successful efforts method of accounting.

6. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS


  Receivables:
                                            1999       1998
                                            ----       ----
     Trade                                $   22.4    $   57.7
     Non-trade                                 3.5         8.7
                                              25.9        66.4
     Less: Allowances                          2.1         1.4
                                          --------    --------
     Receivables, net                     $   23.8    $   65.0
                                          ========    ========

  The carrying value of accounts receivable was equal to the estimated fair value of such assets due to their short maturity.

  Inventories:
                                            1999        1998
                                            ----        ----

     Products (principally finished)      $   74.1    $  100.2
     Operating materials and supplies         19.7        24.4
                                          --------    --------
                                              93.8       124.6
     Less: Inventories allowances              1.4         2.4
                                          --------    --------
     Inventories, net                     $   92.4    $  122.2
                                          ========    ========

  Property, plant and equipment:
                                            1999        1998
                                            ----        ----

    Land                                  $   27.5    $   25.7
    Mineral properties and rights            180.7       227.9
    Buildings                                 63.4        76.4
    Machinery and equipment                  636.9       652.6
    Construction in progress                  39.4        19.8
                                          --------    --------
                                             947.9     1,002.4
    Accumulated depreciation, depletion
    and amortization                        (513.9)     (524.9)
                                          --------    --------
    Property, plant and equipment, net    $  434.0    $  477.5
                                          ========    ========

  As   of   December  31,  1999,  idle  facilities  of  PLP  included   two
  concentrated  phosphate  plants, which  will  remain  closed  subject  to improved  market conditions.  PLP's share of the net book value of  these facilities totaled $23.7 million. In the opinion of management,  the  net book  value  of PLP's idle facilities is not in excess of net  realizable value.

  Accounts payable and accrued liabilities:
                                            1999        1998
                                            ----        ----

   Accounts payable                       $   51.2    $   21.6
   Restructuring                              26.7        12.2
   Interest                                    4.7         4.4
   Taxes other than income taxes               4.2         5.6
   Other                                       2.3        15.7
                                          --------    --------
   Accounts payable and accrued
    liabilities                           $   89.1    $   59.5
                                          ========    ========

  Other noncurrent liabilities:
                                            1999        1998
                                            ----        ----

   Employee and retiree benefits          $  141.3    $  131.0
   Environmental                              41.5        37.9
   Restructuring                              13.1        14.0
   Other                                       6.9        75.1
                                          --------    --------
   Other noncurrent liabilities           $  202.8    $  258.0
                                          ========    ========


7.FINANCING ARRANGEMENTS

  Long-term debt as of December 31 consisted of the following:


                                            1999       1998
                                            ----       ----

 Notes payable to IMC                      $300.7     $305.5
 7.0% Senior notes due 2008                 150.0      150.0
 8.75% Senior subordinated notes due 2004     5.7        5.7
 7.7% Industrial revenue bonds, due 2022     11.2       11.2
 IMC-Agrico debt                             79.7       88.9
                                           ------     ------
                                            547.3      561.3
 Less: Current maturities                     4.3        4.4
                                           ------     ------
   Total long-term debt, less current
    maturities                             $543.0     $556.9
                                           ======     ======


   In connection with the FTX Merger, PLP entered into two separate agreements with IMC (IMC Agreements). One agreement is a variable rate, based on LIBOR, 6.125% as of December 31, 1999, plus one percent, demand note for up to $200.0 million, while the other agreement is an
   8.75 percent demand note for up to $150.0 million. Interest under the IMC Agreements is payable quarterly. IMC has no present intention of demanding payment on the IMC Agreements, therefore these notes have been classified as long-term.

   In June and August 1998, PLP, through its interest in IMC-Agrico, entered into two promissory notes payable to IMC for borrowings up to $27.0 million (Note Payable) and $21.7 million (Promissory Note), respectively. The Note Payable bears interest primarily based on the LIBOR rate. The Promissory Note bears a fixed rate of 6.75 percent with quarterly principal payments through December 2003.

   On December 31, 1999, the estimated fair value of long-term debt described above was approximately $15.0 million less than the carrying amount of such debt. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to PLP for debt instruments with similar terms and remaining maturities.

   Scheduled maturities, excluding the IMC Agreements, are as follows:

                        2000            $    4.3
                        2001            $    4.4
                        2002            $    4.2
                        2003            $    3.9
                        2004            $    5.7
                        Thereafter      $  224.1

8. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

   Substantially all individuals who perform services for IMC-Agrico are employed by MP Co. This includes former employees of PLP and IMC who were transferred to MP Co. when IMC-Agrico was formed. As a result, on July 1, 1993, MP Co. established non-contributory pension plans (Plans) that cover substantially all of its employees who perform services for IMC-Agrico. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the Plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974. The expense related to such Plans is charged by MP Co. to IMC-Agrico. Certain employees whose pension benefits exceeded Internal Revenue Code limitations are covered by supplementary non-qualified, unfunded pension plans. The Plans' assets consist mainly of managed equity and fixed income security accounts.

   During 1997, MP Co. employees and certain IMC employees who provide services to IMC-Agrico and PLP, were given the option to remain in the current pension plan or transfer to a newly created defined contribution plan, effective January 1, 1998. As a result, under the provisions of SFAS No. 88, PLP recognized a $4.4 million curtailment loss for the year ended December 31, 1997.

   PLP  provides  certain  health care benefit plans  for  certain  retired employees. Prior to the FTX Merger, FTX and FM Services Company provided these benefits for retired employees. MP Co. also provides certain health care benefit plans for retired employees. Certain plans are contributory whereas certain other plans are non-contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees are not vested and such benefits are subject to change. For those employees who provide services to IMC-Agrico but were included in health care benefit plans of IMC, the cost of providing such benefits is charged by IMC to MP Co., and in turn, to IMC-Agrico.

   Certain IMC employees also provide services to IMC-Agrico and PLP. Until January 1, 1999, such employees were covered by pension and postretirement health care benefit plans sponsored by IMC. The cost of providing such services, as well as the related pension expense, was charged to MP Co. and, in turn, to IMC-Agrico. Effective January 1, 1999, these employees are covered by pension and postretirement health care benefit plans sponsored by MP Co. PLP's share of pension expense for such employees totaled $2.3 million for 1999 of which $0.7 million represents curtailment and settlement loss; $2.3 million for 1998 of which $0.7 million represents curtailment and settlement loss; and $4.3 million for 1997 of which $2.3 million represents a curtailment loss.

   The following table sets forth pension and postretirement obligations for defined benefit plans, plan assets and benefit cost as of and for the years ended December 31 based on a September 30 measurement date:

                                          Pension Plans     Other Benefits
                                          --------------    --------------
                                          1999      1998     1999     1998
                                          ----      ----     ----     ----
   Change in benefit obligation
   Benefit obligation as of January 1   $  35.4   $  40.4 $  66.4  $  63.9
   Service cost                             2.9       1.9     0.6      0.6
   Interest cost                            4.3       2.3     5.8      3.4
   Plan amendment                             -       1.1       -        -
   Effect of settlements                   (2.5)     (2.9)      -        -
   Actuarial (gain) loss                   (4.7)      3.8    (2.8)     8.5
   Benefits paid                           (1.3)    (10.4)   (5.7)    (5.4)
   Liability transfer                      27.1         -     2.8        -
   Other                                    1.0         -     1.8     (4.6)
   Curtailments                            (4.6)    (0.8)       -        -
                                        -------   ------- -------  -------
   Benefit obligation as of December 31 $  57.6   $  35.4 $  68.9  $  66.4
                                        =======   ======= =======  =======
   Change in plan assets
   Fair value as of January 1           $  15.3   $  15.9 $     -  $     -
   Actual return                            3.8       0.9       -        -
   Partnership contribution                 2.7      13.4     5.7      5.4
   Effect of settlements                   (3.6)     (5.2)      -        -
   Asset transfer                          23.0       0.7       -        -
   Benefits paid                           (1.3)    (10.4)   (5.7)    (5.4)
                                        -------   ------- -------  -------
   Fair value as of December 31         $  39.9   $  15.3 $     -  $     -
                                        =======   ======= =======  =======
   Funded status of the plan            $ (17.7) $ (20.1) $ (68.9)  $ (66.4)
   Unrecognized net (gain) loss            (0.1)     6.5    (50.8)   (47.9)
   Unrecognized transition asset           (0.1)       -     (0.6)    (0.7)
   Unrecognized prior service cost          5.2      4.2     (1.0)     0.1
                                        -------  -------  -------   -------
   Accrued benefit cost                 $ (12.7) $  (9.4) $(121.3)  $(114.9)
                                        =======  =======  =======   =======
   Amounts  recognized in  the  balance sheet
   Prepaid benefit cost                 $   1.6   $   0.6 $     -  $     -
   Accrued benefit liability              (14.3)    (13.0) (121.3)  (114.9)
   Intangible asset                           -       3.0       -        -
                                        -------   ------- -------  -------
   Total recognized                     $ (12.7)  $ (9.4) $(121.3) $(114.9)
                                        =======   ======= =======  =======

   The curtailment and settlement amounts included in the tables above were primarily recorded as part of the Rightsizing Program in 1999 and Project Profit in 1998. See Note 4, "Restructuring and Other Charges."

   Actuarial assumptions
   Discount rate                           7.8%      7.0%     7.8%    7.0%
   Expected return on plan assets          9.5%      8.8%       -       -
   Rate of compensation increase           5.0%      5.0%       -       -


   For measurement purposes, a 6.8 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 1999 decreasing gradually to 4.7 percent in 2004 and thereafter; and a
   7.1 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 1999 decreasing gradually to 5.0 percent in 2004 and thereafter.

   Amounts applicable to the pension plans with accumulated benefit obligations in excess of plan assets are as follows:


                                                    1999      1998
                                                    ----      ----
        Projected benefit obligation              $  57.6    $  24.7
        Accumulated benefit obligation            $  43.0    $  18.5
        Fair value of plan assets                 $  39.9    $  10.7


   The components of net pension and other benefits expense were:

                                   Pension Benefits     Other Benefits
                                 -------------------  -------------------
                                  1999   1998   1997   1999   1998   1997
                                  ----   ----   ----   ----   ----   ----
  Service cost for benefits
   earned during the year       $ 2.9   $ 1.9  $ 2.5  $ 0.6  $ 0.6  $ 1.2
  Interest cost on projected
   benefit obligation             4.3     2.3    1.4    5.8    3.4    4.0
  Return on plan assets          (3.3)   (1.4)  (0.6)     -      -      -
  Net amortization and deferral   1.4     0.5    0.7      -      -      -
  Curtailments and settlements    2.2     2.0    2.2    1.8      -      -
                                -----   -----  -----   ----- -----  -----
  Net pension and other
   benefits expense             $ 7.5   $ 5.3  $ 6.2   $ 8.2 $ 4.0  $ 5.2
                                =====   =====  =====   ===== =====  =====

   The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:


                                       One Percentage  One Percentage
                                       Point Increase  Point Decrease
                                       --------------  --------------
  Effect on total service and interest
   cost components                         $  0.4         $  (0.3)
  Effect on postretirement benefit
   obligation                              $  0.9         $  (0.9)


   MP Co. has defined contribution and pre-tax savings plans (MP Plans) for certain of its employees. The expense related to such MP Plans is charged by MP Co. to IMC-Agrico. PLP's expense for such MP Plans totaled $2.5 million, $2.9 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997.

   In addition, MP Co. provides benefits such as workers' compensation and disability to certain former or inactive employees after employment but before retirement. The plans are unfunded. Employees are not vested and the plan benefits are subject to change.

9. COMMITMENTS AND CONTINGENCIES

   PLP purchases natural gas and ammonia from third parties under contracts extending in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. These contracts generally range from one to three years. PLP has entered into a third-party sulphur purchase commitment, the term of which is indefinite. Therefore, the dollar value of the sulphur commitments has been excluded from the schedule below after the year 2004.

   PLP leases various types of properties, including buildings and structures, railcars and various types of equipment through operating leases. Lease terms generally range from three to five years, although some have longer terms.

   Summarized below is a schedule of PLP's future minimum long-term purchase commitments and lease payments under non-cancelable operating leases as of December 31, 1999:


                                       Purchase        Lease
                                      Commitments   Commitments
                                      -----------   ------------
              2000                     $  116.7      $    6.2
              2001                         59.5           5.6
              2002                         59.5           4.1
              2003                         59.5           2.6
              2004                         59.5           1.3
              Subsequent years              5.1           2.0
                                       --------       -------
                                       $  359.8       $  21.8
                                       ========       =======


   PLP's rental expense for 1999, 1998 and 1997 was $9.2 million, $11.3 million and $9.5 million, respectively.

   PLP also sells phosphate rock and concentrated phosphates to customers and IMC under contracts extending in some cases for multiple years. Sales under these contracts, except for certain phosphate rock sales which are at prices based on PLP's cost of production, are generally at prevailing market prices.

   In November 1998, Phosphate Chemicals Export Association, Inc. (PhosChem), of which IMC-Agrico is a member, reached a two-year agreement  through  the year 2000 to supply DAP to  the  China  National
   Chemicals Import and Export Corporation (Sinochem). This agreement provides Sinochem with an option to extend the agreement to December 31, 2002. Sinochem is a state company with government authority for the import of fertilizers into China. Under the contract's terms, Sinochem will receive monthly shipments at prices reflecting the market at the time of shipment.

   In November 1999, IMC-Agrico amended its phosphate rock sales agreement with U.S. Agri-Chemicals Corp., a wholly owned subsidiary of Sinochem. The new agreement provides for the sale of phosphate rock until 2024.

   FTX Merger Litigation
   In August 1997, five identical class action lawsuits were filed in Court by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP had breached fiduciary duties owed to the public unitholders of PLP. IMC was alleged to have aided and abetted these breaches of fiduciary duty. In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations. The defendants moved the Court to dismiss the amended complaint in November 1998, and the cases were dismissed in May 1999.

   In May 1998, the Plaintiffs filed the IMC Action in Court against the Director Defendants, and MMR, a former affiliate of FTX. The Plaintiffs alleged that the Director Defendants, as the directors of PLP's former General Partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. The Plaintiffs further alleged that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MMR. The Plaintiffs also alleged that MMR knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, the Plaintiffs sought to reform or rescind the contracts that PLP entered into with MMR and to recoup the monies expended as a result of PLP's participation in those agreements. On November 10, 1999, the Plaintiffs and MMR announced a settlement of the IMC Action pursuant to which MMR agreed to purchase PLP's 47.0 percent interest in the Exploration Program, which includes three producing oil and gas fields plus an inventory of exploration prospects and leases, for a total of $32.0 million.

   In May 1998, Jacob Gottlieb filed the Gottlieb Action on behalf of himself and all other PLP unitholders against the Director Defendants, MMR and IMC asserting the same claims that IMC asserted in the IMC Action. Because IMC and PLP had already asserted these claims, in July 1998 IMC filed a motion to dismiss the Gottlieb Action. The Court has not set a briefing schedule for IMC's motion to dismiss, and the plaintiff has made no substantial activity in this case within the past year. IMC and PLP have recently been advised that the plaintiff intends to withdraw the complaint without prejudice.

   Pine Level Property Reserves
   In October 1996, PLP signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property, Pine Level, containing approximately 100.0 million tons of phosphate rock reserves. In connection with the purchase, PLP has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

   Within five years from the date of this agreement, PLP is required to provide notice to CMI regarding one of the following: (i) whether it has obtained the permits necessary to commence mining any part of the property; (ii) whether it wishes to extend the permitting period for an additional three years (Extension Option); or (iii) whether it wishes to decline to extend the permitting period. When the permits necessary to commence mining the property have been obtained, PLP is obligated to pay CMI its share of an initial royalty payment (Initial Royalty) of $28.9 million. In addition to the Initial Royalty, PLP is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained.

   PLP anticipates submitting permit applications by mid-2001. In the event that the permits are not obtained by October 2001, PLP presently intends to exercise the Extension Option, at a cost to PLP of $3.0 million (Extension Fee). This Extension Fee would be applied toward the Initial Royalty.

   Environmental Matters
   PLP's contingent environmental liability arises from three sources: facilities currently or formerly owned by PLP or its corporate predecessors; facilities adjacent to currently or formerly owned facilities; and third-party Superfund sites.

   At facilities currently or formerly owned by PLP or its corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives, or process tailings, have resulted in soil and groundwater contamination. Spills or other unintended releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring PLP to undertake or fund cleanup efforts. At some locations, PLP has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, PLP has entered into consent orders with appropriate governmental agencies to perform required remedial activities that will address identified site conditions.

   In a limited number of cases, PLP's current or former operations also allegedly resulted in soil or groundwater contamination to neighboring off-site areas or third-party facilities. In some instances, PLP has agreed, pursuant to consent orders with appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. Four plaintiffs filed a class action lawsuit, Moore et al. vs. Agrico Chemical Company et al., which names Agrico Chemical Company, FTX, PLP and a number of unrelated defendants. The suit seeks unspecified compensation for alleged property damage, medical monitoring, remediation of an alleged public health hazard and other appropriate damages purportedly arising from operation of the neighboring fertilizer and crop protection chemical facilities in Lakeland, Florida. Agrico Chemical Company owned the Landia portion of these facilities for approximately 18 months during the mid-1970s. Because the litigation is in its early stages, management cannot determine the magnitude of any exposure to Agrico Chemical Company or
   PLP; however, Agrico Chemical Company and PLP intend to vigorously contest this action and to seek any indemnification to which it may be entitled. Concurrent with this litigation, the EPA has undertaken on-site and off-site investigations of these facilities to determine whether any remediation of existing contamination may be necessary. Pursuant to an indemnification agreement with Agrico Chemical Company and PLP, The Williams Companies have assumed responsibility for any costs that Agrico Chemical Company might incur for remediation as a result of the EPA's actions.

   Superfund, and equivalent state statutes, impose liability without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, PLP is involved or concluding involvement at less than ten Superfund or equivalent state sites.

   PLP believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by PLP to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to PLP's acquisition of facilities or businesses from parties including: ARCO; Conoco; The Williams Companies; Kerr-McGee Inc.; and certain other private parties. PLP has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as any future anticipated expenses.

   Other
   Most of PLP's export sales of phosphate crop nutrients are marketed through a North American export association, PhosChem. As a member, PLP is, subject to certain conditions, contractually obligated to reimburse the export association for its pro rata share of any losses or other liabilities incurred. There were no such operating losses or other liabilities in 1999, 1998 and 1997.

   PLP also has certain other contingent liabilities with respect to litigation, claims and guarantees of debt obligations to third parties arising in the ordinary course of business. PLP does not believe that any of these contingent liabilities will have a material adverse impact on PLP's financial position, results of operations or liquidity.

10.OPERATING SEGMENTS

   PLP has one reportable segment, IMC-Agrico. In 1997, PLP had a second reportable segment, Sulphur, but this segment was spun off as a result of the FTX Merger.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. PLP evaluates performance based on operating earnings of the respective segments.

   The   Notes   to   Financial  Statements  include  detail   related   to
   discontinued operations and special charges and should be referred to when viewing the segment information herein.

   Segment information for the years 1999, 1998 and 1997 was as followsa:

                                                        1999
                                      --------------------------------------
                                      IMC-Agrico  Sulphur   Other(b)   Total
                                      ----------  -------   --------   -----
   Net sales from external customers   $592.0     $    -     $    -   $592.0
   Gross margins(c)                     105.6          -       11.6    117.2
   Operating earnings(d)                 36.7          -        2.4     39.1
   Depreciation, depletion and
    amortization                         32.1          -      (11.6)    20.5
   Total assets                         704.1          -      (92.3)   611.8
   Capital expenditures                  40.9          -          -     40.9

                                                        1998
                                      --------------------------------------
                                      IMC-Agrico  Sulphur   Other(b)   Total
                                      ----------  -------   --------   -----
   Net sales from external customers    $687.1    $    -     $    -   $687.1
   Gross margins(e)                      160.2         -       11.6    171.8
   Operating earnings(f)                  87.1         -        3.6     90.7
   Depreciation, depletion and
    amortization                          36.6         -      (11.6)    25.0
   Total assets                          778.8         -      (59.0)   719.8
   Capital expenditures                   38.8         -          -     38.8

                                                        1997
                                      ---------------------------------------
                                      IMC-Agrico  Sulphur   Other(b)   Total
                                      ----------  -------   --------   -----
   Net sales from external customers    $683.8    $129.1     $ 29.6   $842.5
   Intersegment net sales                    -      47.5          -     47.5
   Gross marginsg                        142.1    (388.9)      39.3   (207.5)
   Operating earningsh                   121.5    (392.5)     (12.3)  (283.3)
   Depreciation, depletion and
    amortization                          54.0      21.8      (32.7)    43.1
   Total assets                          766.1         -     (100.6)   665.5
   Capital expenditures                   35.0       2.3        1.7     39.0

(a)  The  operating  results  of  the oil and gas  business,  including  the
     Exploration Program, have not been included in the segment information above as this business has been classified as discontinued operations.
     However, the oil and gas business' assets have been included  as  part of total assets in the Other column.
(b)  Segment  information below the quantitative thresholds are attributable
     PLP  corporate headquarters for each year and Main Pass  oil  and  gas
     activities   in  1997.   PLP  corporate  headquarters   includes   the
     elimination of intersegment transactions.
(c)  Includes special charges of $4.7 million.
(d)  Includes special charges of $55.4 million.
(e)  Includes special charges of $8.0 million.
(f)  Includes special charges of $62.6 million.
(g)  Includes a special charge of $384.5 million.
(h)  Includes special charges of $407.1 million.


   Financial information relating to PLP's operations by geographic area was as follows:


                                       Net Sales(i)
                         --------------------------------------
                             1999         1998          1997
                             ----         ----          ----
           United States   $ 291.4      $ 330.7       $ 485.9
           China             133.0        146.7         169.0
           Other             167.6        209.7         187.6
                           -------      -------       -------
           Consolidated    $ 592.0      $ 687.1       $ 842.5
                           =======      =======       =======

(i) Net sales are attributed to countries based on location of customer.


                QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
              (Dollars in millions, except per unit amounts)
                                                    Quarter
                                   ------------------------------------------
                                    First    Second   Third  Fourth(b)  Year(b)
                                    -----    ------   -----  ---------  -------
  1999(a)
  Net sales                        $ 165.8  $ 170.6  $ 134.8  $ 120.8  $ 592.0
  Gross margins                       42.7     39.7     23.7     11.1    117.2
  Operating income (loss)             35.2     33.0     16.9    (46.0)    39.1

  Earnings (loss) from continuing
   operations                         27.8     23.4      7.6    (52.5)     6.3
  Total earnings (loss) from
   discontinued operations            (0.4)     0.8     (3.1)   (24.7)   (27.4)
  Cumulative effect of a change in
   accounting principle               (2.6)       -        -        -     (2.6)
                                   -------  -------  -------  -------  -------
  Earnings (loss)                  $  24.8  $  24.2  $   4.5  $ (77.2) $ (23.7)
                                   =======  =======  =======  =======  =======
  Earnings (loss) per unit:
  Earnings (loss)from continuing
   operations                      $  0.26  $  0.23  $  0.07  $ (0.51  $  0.06
  Total loss from discontinued
   operations                            -        -    (0.03)   (0.24)   (0.27)
  Cumulative effect of a change in
   accounting principle              (0.02)       -        -        -    (0.02)
                                   -------  -------  -------  -------  -------
  Earnings (loss) per unit         $  0.24  $  0.23  $  0.04  $ (0.75) $ (0.23)
                                   =======  =======  =======  =======  =======

                                    First    Second   Third  Fourth(c)  Year(c)
  1998(a)                           -----    ------   -----  ---------  -------
  Net sales                        $ 158.8  $ 195.9  $ 156.3  $ 176.1  $ 687.1
  Gross margins                       35.4     53.4     42.1     40.9    171.8
  Operating income (loss)             27.2     45.7     37.6    (19.8)    90.7

  Earnings (loss) from continuing
   operations                         18.3     36.3     27.9    (29.1)    53.5
  Total loss from discontinued
   operations                         (9.5)    (9.4)    (0.6)    (1.7)   (21.2)
                                   -------  -------  -------  -------  -------
  Earnings (loss)                  $  8.8   $  26.9  $  27.3  $ (30.8) $  32.3
                                   =======  =======  =======  =======  =======
  Earnings (loss) per unit:
  Earnings (loss) from continuing
   operations                      $ 0.18   $  0.35  $  0.27  $ (0.29) $  0.51
  Total loss from discontinued
   operations                       (0.09)    (0.09)   (0.01)   (0.01)   (0.20)
                                   -------  -------  -------   -------  -------
  Earnings (loss) per unit         $ 0.09   $  0.26  $  0.26   $ (0.30) $  0.31
                                   ======   =======  =======   =======  =======
                                           =

(a) All quarterly amounts have been restated to reflect the oil and gas operations as discontinued operations.
(b) 1999 operating results from continuing operations include special charges of $55.4 million, $0.54 per unit.
(c) 1998 operating results from continuing operations include special charges of $62.6 million, $0.61 per unit.


Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III.

Item 10.Directors and Executive Officers of the Registrant.

      As a limited partnership, PLP has no directors. IMC, the General Partner of PLP, performs comparable functions for PLP. PLP does not employ any executive officers; however, certain management functions are provided to PLP by executive officers and other employees of IMC.


      Section 16(a) Beneficial Ownership Reporting Compliance

      Because  IMC is the General Partner of PLP, the directors of IMC  and certain officers of IMC who perform policy-making functions for PLP are subject to the reporting requirements of Section 16 of the Exchange Act of 1934, as amended. Based solely upon a review of reports filed by such persons with the SEC pursuant to Section 16(a) and furnished to PLP, PLP believes that all such persons filed all reports required pursuant to Section 16(a) on a timely basis during 1999.

Item 11.Executive Compensation.

      PLP does not employ any executive officers and no compensation was provided by PLP to any executive officer for services rendered in any capacity in 1999. Prior to the FTX Merger, the services of executive officers of PLP were provided to PLP by FTX as provided in the PLP Agreement, for which PLP reimbursed FTX at its cost, including allocated overhead. Subsequent to the FTX Merger, IMC provides services to PLP as provided in the PLP Agreement, for which PLP reimburses IMC at its cost, including allocated overhead. Certain services provided by the General Partner are provided by executive officers and other employees of IMC. In accordance with the PLP Agreement, IMC is reimbursed on a monthly basis for expenses incurred on behalf of PLP. Reference is made to the information set forth in Part I, Item 1, "Business - Other Matters - Relationship between PLP and IMC," of this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management

      The following table contains certain information concerning the beneficial ownership of PLP units as of December 31, 1999 by each person known by PLP to be the beneficial owner of more than five percent of any class of PLP equity security, determined in accordance with Rule 13d-3 of the SEC and based on information furnished to PLP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.


                                           Number of PLP Units   Percent of
      Name and Address of Beneficial Owner Beneficially Owned      Class
      ------------------------------------ ------------------    ----------
      IMC Global Inc.                           53,385,133(a)       51.6%
      2100 Sanders Road
      Northbrook, Illinois 60062-6146

      Alpine Capital, L.P.                      28,005,500(b)       27.1%
      Robert W. Bruce III
      Algenpar, Inc.
      J. Taylor Crandall
      Susan C. Bruce
      Keystone, Inc.
      The   Anne  T.  and  Robert  M.   Bass
      Foundation
      Anne T. Bass
      Robert M. Bass
      201 Main Street  Suite 3100
      Fort Worth, Texas  76102

      Wellington Management Company, LLP         5,386,800(c)        5.2%
      75 State Street
      Boston, Massachusetts 02109

(a) Consists  of  198,234  PLP  Depositary Units,  52,149,916  PLP  Unit
    Equivalents and 1,036,983 of partnership interests.
(b) Based  solely  on  Amendment No.  18  to  Schedule  13D  dated
    February 15, 2000 filed by such persons with the SEC:
    -    Alpine Capital, L.P. has sole voting power and dispositive power with respect to 25,114,300 units.  Algenpar, Inc. and Robert W. Bruce III are the general partners of Alpine Capital, L.P.  J. Taylor Crandall is
         President and sole stockholder of Algenpar, Inc.
    -    The Anne T. and Robert M. Bass Foundation has sole voting  and dispositive power with respect to 588,800 units.  J. Taylor Crandall, Anne
         T. Bass and Robert M. Bass are the directors of the Anne T. and Robert M.
         Bass Foundation.  The Robert Bruce Management Co., Inc. has shared investment discretion with respect to these units.  Robert W. Bruce III is a principal of The Robert Bruce Management Co.
    -    Keystone, Inc. has sole voting and dispositive power with respect to
         2,210,300 units.  Robert M. Bass is President and the sole director of
         Keystone, Inc.
    -    Robert W. Bruce III has sole voting and dispositive power with respect to 83,100 units.
    -    Susan C. Bruce has sole voting and dispositive power with respect to
         9,000 units.
(c) Based  solely  on  the  Schedule 13G dated  February  9,  2000  that
    Wellington Management Company, LLP (Wellington) filed with the  SEC,
    Wellington  has  shared dispositive power and no voting  power  with respect  to  the  5,386,800 units.  Wellington is a  parent  holding company which together with its affiliates, holds the units  in  its
    capacity   as  investment  adviser  to  various  clients,  including
    Vanguard/Windsor  Fund, Inc.  Vanguard Windsor Fund,  Inc.  reported on  a  Schedule 13G dated February 8, 2000 that it has  sole  voting power  and  shared dispositive power with respect to these 5,386,800 units.


Item 13.Certain Relationships and Related Transactions.

      Reference is made to the information set forth in Part I, Item 1, "Business - Other Matters - Relationship between PLP and IMC" and
      Item 11, "Executive Compensation," of this Annual Report on Form  10-
      K.

PART IV.

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1)   Financial Statements.

               Reference is made to the Index to Financial Statements appearing in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

         (2)   Financial Statement Schedules.

               Reference is made to the Index to Financial Statements Schedules appearing on page F-1 hereof.

         (3)   Exhibits.

               Reference is made to the Exhibit Index beginning on page E-1 hereof.

      (b)      Reports on Form 8-K.

               PLP filed a Current Report on Form 8-K for December 7, 1999, to report, under "Item 5, Other Events," the issuance of a press release on December 7, 1999.



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

                                PHOSPHATE RESOURCE PARTNERS
                                LIMITED PARTNERSHIP

                                By:  IMC GLOBAL INC.
                                     Its Administrative Managing
                                     General Partner

                                By:  /s/ Douglas A. Pertz
                                     -----------------------------
                                     Douglas A. Pertz
                                     Chief  Executive Officer  and
                                     President of IMC Global Inc.



Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature             Title                                   Date


         *            Chairman and Director of IMC Global     March 30, 2000
--------------------- Inc.
Joseph P. Sullivan

/s/ Douglas A. Pertz  Chief Executive Officer (principal      March 30, 2000
--------------------- executive officer), President
Douglas A. Pertz      (principal operating officer) and
                      Director of IMC Global Inc.

/s/ J.Bradford James  Executive Vice President and Chief      March 30, 2000
--------------------- Financial Officer of IMC Global  Inc.
J.Bradford James      (principal financial officer)

/s/ Anne M. Scavone   Vice President and Controller of  IMC   March 30, 2000
--------------------- Global Inc. (principal accounting
Anne M. Scavone       officer)

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
Raymond F. Bentele

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
Rod F. Dammeyer

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
James M. Davidson

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
Harold H. MacKay

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
David B. Mathis

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
Donald F. Mazankowski

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
Richard L. Thomas

         *            Director of IMC Global Inc.             March 30, 2000
---------------------
Pamela B. Strobel


*By:      /s/   Rose Marie Williams
         ---------------------------
             Rose Marie Williams
             Attorney-in-fact


              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
                               Exhibit Index

                                                                     Filed
                                                    Incorporated     with
                                                    Herein by        Electronic
Exhibit No. Description                             Reference to     Submission
-------------------------------------------------------------------------------
3.i.(a)     Amended  and  Restated  Agreement  of   Exhibit B to the
            Limited  Partnership of PLP dated  as   Prospectus dated
            of  May  29,  1987  (PLP  Partnership   May 29, 1987
            Agreement)   among   FTX,    Freeport   included in
            Phosphate  Rock Company  and  Geysers   Registration
            Geothermal   Company,   as    general   Statement No. 33-
            partners,   and   Freeport   Minerals   13513, as amended
            Company (FMC), as general partner and
            attorney-in-fact  for   the   limited
            partners, of PLP

3.i.(b)     Amendment   to  the  PLP  Partnership   Exhibit 3.2 to
            Agreement  dated as of  December  16,   the Annual Report
            1988    effected    by    FMC,     as   on Form 10-K for
            Administrative    Managing    General   the Year Ended
            Partner, and FTX, as General  Partner   December 31, 1994*
            of PLP

3.i.(c)     Amendment   to  the  PLP  Partnership   Exhibit 19.2 to
            Agreement dated as of March 29,  1990   the Quarterly
            effected  by  FMC, as  Administrative   Report on  Form
            Managing General Partner, and FTX, as   10-Q for the
            Managing General Partner, and FTX, as   Quarterly Period
            Managing General Partner, of PLP        Ended March 31,
                                                    1990*

3.i.(d)     Amendment   to  the  PLP  Partnership   Exhibit 19.3 to
            Agreement dated as of April  6,  1990   the Quarterly
            effected  by  FTX, as  Administrative   Report on Form 10-
            Managing General Partner of PLP         Q for the
                                                    Quarterly Period
                                                    Ended March 31,
                                                    1990*

3.i.(e)     Amendment   to  the  PLP  Partnership   Exhibit 3.3 to
            Agreement  dated as  of  January  27,   the Annual Report
            1992  between  FTX, as Administrative   on Form 10-K  for
            Managing  General Partner, and  FMRP,   the Year Ended
            as Managing General Partner, of PLP     December 31, 1991*

3.i.(f)     Amendment   to  the  PLP  Partnership   Exhibit 3.4 to
            Agreement  dated as  of  October  14,   the  Annual
            1992  between  FTX, as Administrative   Report on Form
            Managing  General Partner, and  FMRP,   10-K for the Year
            as Managing General Partner, of PLP     Ended December
                                                    31, 1992*

3.i.(g)     Amended  and Restated Certificate  of   Exhibit 3.3 to
            Limited Partnership of PLP dated June   Registration
            12,     1986     (PLP     Partnership   Statement  No. 33-
            Certificate)                            5561

3.i.(h)     Amendment dated as of January 9, 1998   Exhibit 3.8 to
            effected  by  IMC, as  Administrative   the  Annual
            Managing  General Partner, and  FMRP,   Report on Form
            as Managing General Partner of PLP      10-K for the
                                                    Year Ended
                                                    December 31,
                                                    1997*

3.i.(i)     Certificate of Amendment to  the  PLP   Exhibit 3.6 to
            Partnership Certificate dated  as  of   the  Annual
            January 12, 1989                        Report on Form
                                                    10-K for the
                                                    Year Ended
                                                    December 31,
                                                    1997*

3.i.(j)     Certificate of Amendment to  the  PLP   Exhibit 19.1 to
            Partnership Certificate dated  as  of   the Quarterly
            December 29, 1989                       Report on Form 10-
                                                    Q for the
                                                    Quarterly Period
                                                    Ended March 31,
                                                    1990*

3.i.(k)     Certificate of Amendment to  the  PLP   Exhibit 19.4 to
            Partnership Certificate dated  as  of   the Quarterly
            April 12, 1990                          Report on  Form
                                                    10-Q for the
                                                    Quarterly Period
                                                    Ended March 31,
                                                    1990*

3.i.(l)     Certificate of Amendment to  the  PLP   Exhibit 3.12 to
            Partnership Certificate dated  as  of   the Annual Report
            January 9, 1998                         on Form 10-K for
                                                    the Year Ended
                                                    December 31, 1998*

3.i.(m)     Deposit  Agreement dated as  of  June   Exhibit 28.4 to
            27,  1986  (Deposit Agreement)  among   the Current
            PLP,  The Chase Manhattan Bank,  N.A.   Report on Form 8-
            (Chase) and Freeport Minerals Company   K dated July 11,
            as  attorney-in-fact of those limited   1986*
            partners   and   assignees    holding
            depositary  receipts  for  units   of
            limited partnership interest in PLP

3.i.(n)     Resignation dated December  26,  1991   Exhibit 4.5 to
            of  Chase  as  Depositary  under  the   the Annual Report
            Deposit   Agreement  and  appointment   on Form 10-K for
            dated  December  27, 1991  of  Mellon   the Year Ended
            Bank,   N.A.  (Mellon)  as  successor   December 31, 1991*
            Depositary, effective January 1, 1992

3.i.(o)     Service Agreement dated as of January   Exhibit 4.6 to
            1,   1992  between  PLP  and   Mellon   the Annual Report
            pursuant  to which Mellon  serves  as   on Form 10-K for
            Depositary    under    the    Deposit   the Year Ended
            Agreement  and  Custodian  under  the   December 31, 1991*
            Custodial Agreement

3.i.(p)     Amendment  to  the Deposit  Agreement   Exhibit 4.4 to
            dated as of November 18, 1992 between   the Annual Report
            PLP and Mellon                          on Form 10-K for
                                                    the Year Ended
                                                    December 31, 1992*

3.i.(q)     Form of Depositary Receipt              Exhibit 4.5 to
                                                    the Annual Report
                                                    on Form 10-K for
                                                    the Year Ended
                                                    December 31, 1992*

4.ii.(a)    Form   of  Senior  Indenture  (Senior   Exhibit 4.1 to
            Indenture) from PLP to Chemical Bank,   the Current
            as Trustee.                             Report on Form 8-
                                                    K dated February
                                                    13, 1996*

4.ii.(b)    Form  of Supplemental Indenture dated   Exhibit 4.1 to
            February   14,  1996  from   PLP   to   the Current
            Chemical  Bank,  as Trustee,  to  the   Report on Form 8-
            Senior  Indenture providing  for  the   K dated February
            issuance  of  $150,000,000  aggregate   16, 1996*
            principal   amount   of   7%   Senior
            Debentures due 2008

10.ii.(a)   Amended   and   Restated  Partnership   Exhibit 10.3 to
            Agreement  dated as of May  26,  1995   the Annual Report
            among  IMC-Agrico GP Company, Agrico,   on Form 10-K for
            Limited Partnership and IMC-Agrico MP   the Year Ended
            Inc (Amended and Restated Partnership   December 31, 1995*
            Agreement)

10.ii.(b)   Amendment and Agreement dated  as  of   Exhibit 10.1 to
            January  23, 1996 to the Amended  and   the Current
            Restated Partnership Agreement  dated   Report on Form 8-K
            May  26, 1995 by and among IMC-Agrico   dated February
            MP, Inc., IMC Global Operations, Inc.   13, 1996*
            and IMC-Agrico Company

10.ii.(c)   Amendment and Agreement dated  as  of   Exhibit 10.5 to
            December 22, 1997 to the Amended  and   the Annual Report
            Restated Partnership Agreement  dated   on Form 10-K for
            May  26, 1995 by and among IMC-Agrico   the Year Ended
            MP,   Inc.;  IMC  Global  Operations,   December 31, 1998*
            Inc.; and IMC-Agrico Company

10.ii.(d)   Amended and Restated Parent Agreement   Exhibit 10.5 to
            dated  as  of May 26, 1995 among  IMC   the  Annual
            Global  Operations, Inc.;  PLP;  FTX;   Report on Form
            and IMC-Agrico                          10-K for the
                                                    Year Ended
                                                    December 31,
                                                    1995*

10.ii.(e)   Promissory  Demand Note between  PLP,   Exhibit 10.9 to
            as  borrower,  and  IMC,  as  lender,   the Annual Report
            dated   December  22,  1997  in   the   on Form 10-K for
            principal sum of $200,000,000           the Year Ended
                                                    December 31, 1997*

10.ii.(f)   Promissory  Demand Note between  PLP,   Exhibit 10.10 to
            as  borrower,  and  IMC,  as  lender,   the Annual Report
            dated   December  22,  1997  in   the   on Form 10-K for
            principal sum of $150,000,000           the Year Ended
                                                    December 31, 1997

21          Subsidiaries of the Registrant                              X

23          Consent   of   Ernst  &  Young   LLP,                       X
            Independent Auditors

24          Powers of Attorney pursuant to  which                       X
            this report has been signed on behalf
            of  certain  directors of IMC  Global
            Inc.

27          PLP Financial Data Schedule                                 X

*SEC File No. 1-9164


                  INDEX TO FINANCIAL STATEMENT SCHEDULES

The   financial  statement  schedules  listed  below  should  be  read   in
conjunction with such financial statements contained in PLP's 1999 Annual Report on Form 10-K.

                                                         Page
                                                       --------
   I   Condensed Financial Information of Registrant   F-2 - F-4
   II  Valuation and Qualifying Accounts                  F-5

Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.




              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENT OF OPERATIONS
                               (In millions)
                                               Years Ended December 31
                                             ---------------------------
                                               1999      1998      1997
                                               ----      ----      ----
 Net sales                                   $     -   $     -   $ 158.7
 Cost of goods sold                                -         -     545.0
                                             -------   -------   -------
 Gross margins                                     -         -    (386.3)
 Selling, general and administrative
  expenses                                       9.2       7.9      56.1
                                             -------   -------   -------
 Operating loss                                 (9.2)     (7.9)   (442.4)
 Interest expense                               34.4      35.3      32.7
 Equity in earnings of IMC-Agrico               47.0      95.5     154.7
 Other (income) expense, net                    (0.3)     (1.2)      3.1
                                             -------   -------   -------
 Earnings (loss) from continuing operations      3.7      53.5    (323.5)
 Loss from discontinued operations             (27.4)    (21.2)    (17.1)
 Earnings before extraordinary charge          (23.7)     32.3    (340.6)
                                             -------   -------   -------
 Extraordinary charge - debt retirement            -         -     (14.5)
                                             -------   -------   -------
 Earnings (loss)                             $ (23.7)  $  32.3   $(355.1)
                                             =======   =======   =======

See Notes to Financial Statements in PLP's Form 10-K for the year ended
                             December 31, 1999




              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               BALANCE SHEET
                               (In millions)
                                                         December 31
                                                      ------------------
                                                       1999        1998
                                                       ----        ----
 Assets
 Current assets:
   Cash and cash equivalents                         $   39.4    $   12.4
   Receivables, net                                      12.0         3.9
   Other current assets                                   0.1         0.5
                                                     --------    --------
   Total current assets                                  51.5        16.8

 Property, plant and equipment, net                         -        50.7
 Investment in IMC-Agrico                               292.4       347.2
 Investment in MOXY                                         -        13.5
 Other assets                                             1.2         1.2
                                                     --------    --------
 Total assets                                        $  345.1    $  429.4
                                                     ========    ========
 Liabilities and Partners' Deficit
 Accounts payable and accrued liabilities            $    5.3    $   10.3
 Long-term debt                                         456.4       461.2
 Other noncurrent liabilities                           110.8       116.9
 Partners' deficit                                     (227.4)     (159.0)
                                                     --------    --------
 Total liabilities and partners' deficit             $  345.1    $  429.4
                                                     ========    ========



  See Notes to Financial Statements in PLP's Form 10-K for the year ended
                             December 31, 1999



              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          STATEMENT OF CASH FLOWS
                               (In millions)
                                                 Years Ended December 31
                                               --------------------------
                                                1999      1998      1997
                                                ----      ----      ----
Cash flow from operating activities:
Earnings (loss)                              $ (23.7)   $  32.3   $(355.1)
Adjustments to reconcile earnings (loss)
 to net cash provided by operating activities:
  Sulphur asset impairment charge                  -          -     384.5
  Loss on sale of business                      22.4          -         -
  Depreciation and amortization                    -        0.2      33.9
  Oil and gas exploration expenses                 -       14.7      15.8
  Equity in earnings of IMC-Agrico             (47.0)     (95.5)   (154.7)
  Cash distributions received from IMC-Agrico  101.8      127.1     187.0
  Other                                         (9.1)       2.5     (10.3)
  Changes in:
   Receivables                                  (8.1)       1.5       1.4
   Inventories                                     -          -       2.9
   Other current assets                          0.4        0.6       0.7
   Accounts payable and accrued liabilities     (5.0)     (18.6)     (8.2)
                                            --------   --------   -------
Net cash provided by operating activities
                                                31.7       64.8      97.9
                                            --------   --------   -------
Cash flow from investing activities:
Capital expenditures                               -      (44.4)    (37.8)
Investment in IMC-Agrico                           -           -    (11.0)
Investment in MOXY                                 -          -      (8.2)
Proceeds from sale of business                  32.0          -         -
Other                                           12.8          -         -
                                            --------   --------   -------
Net cash provided by (used in) investing
 activities                                     44.8      (44.4)    (57.0)
                                            --------   --------   -------
Cash flow from financing activities:
Cash distributions to partners                 (44.7)     (22.9)   (119.6)
Proceeds from (repayment of) debt, net          (4.8)       5.4     105.1
Cash transferred to FSC                            -          -     (23.3)
                                            --------   --------   -------
Net cash used in financing activities          (49.5)     (17.5)    (37.8)
                                            --------   --------   -------
Net increase in cash and cash equivalents       27.0        2.9       3.1
Cash and cash equivalents at beginning of
 year                                           12.4        9.5       6.4
                                            --------   --------   -------
Cash and cash equivalents at end of year    $   39.4   $   12.4   $   9.5
                                             ========  ========   =======



  See Notes to Financial Statements in PLP's Form 10-K for the year ended
                             December 31, 1999



              PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                               (In millions)

      Col. A          Col. B            Col. C          Col. D      Col. E
 -----------------  ----------- ---------------------  --------    ---------
                                      Additions
                                ---------------------
                    Balance at  Charged to  Charged to            Balance at
                     Beginning   Costs and    Other    Other-Add    End of
 Description         of Period   Expenses    Accounts   (Deduct)    Period
 -----------------  ----------  ----------  ---------- ---------  ----------

 Reclamation and mine shutdown reserves:

 1999:
 Phosphates          $  37.9      $   8.1    $   2.9    $ (7.4)(a)  $  41.5

 1998:
 Phosphates          $  38.3      $   6.8    $     -    $ (7.2)(b)  $  37.9


 1997:
 Sulphur             $  47.6      $   9.4    $   4.8(c) $ (61.8)(d) $     -
 Phosphates             42.3          9.5          -      (13.5)(e)    38.3
 Oil & Gas               6.2          2.5        3.7(c)   (12.4)(d)       -
                     -------      -------    -------    -------     -------
                     $  96.1      $  21.4    $   8.5    $ (87.7)(f) $  38.3
                     =======      =======    =======    =======     =======

(a) Includes a reclassification to short-term payables of $6.1 million.
(b) Includes a reclassification to short-term payables of $7.2 million.
(c) Relates to the transfer of IMC's 25.0 percent interest in Main Pass to PLP.
(d) Includes a reduction of $63.2 million for sulphur and oil & gas reserves included in the net assets distributed to FSC.
(e) Includes a reclassification to short-term payables of $12.0 million.
(f) Includes expenditures of $26.6 million in 1997.


