Form 10-Q
period 2000-03-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2000-05-12
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 1-9164

Phosphate Resource Partners Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware	72-1067072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Sanders Road
Northbrook, Illinois 60062
(847) 272-9200

(Address and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   Ö    .  No       .

PART I.     FINANCIAL INFORMATION

Item 1.        Financial Statements.

The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in PLP's Annual Report on Form 10-K for the year ended December 31, 1999, are unaudited but include all adjustments which the management of IMC Global Inc. (IMC), the managing general partner of PLP, considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED STATEMENT OF EARNINGS
(In millions, except per unit amounts)
(Unaudited)

	Three months ended March 31
	2000	1999
	________________________
Net sales	$ 128.1	$ 165.8
Cost of goods sold	107.0	123.1
Gross margins	21.1	42.7

Selling, general and administrative expenses	7.6	7.5
Operating earnings	13.5	35.2

Interest expense	10.1	9.9
Other (income) expense, net	(0.4)	(2.5)
Earnings from continuing operations before cumulative effect of a change in accounting principle	3.8	27.8
Loss from discontinued operations	-	(0.4)
Earnings before cumulative effect of a change in accounting principle	3.8	27.4
Cumulative effect of a change in accounting principle	-	(2.6)
Earnings	$ 3.8	$ 24.8
	======	=====
Earnings per unit:
Earnings from continuing operations before cumulative effect of a change in accounting principle	$ 0.04	$ 0.26
Loss from discontinued operations	-	-
Cumulative effect of a change in accounting principle	-	(0.02)
Earnings per unit	$ 0.04	$ 0.24
	======	======
Average units outstanding	103.5	103.5

Distributions paid per publicly held unit	$ 0.09	$ 0.10

(See Notes to Condensed Financial Statements)

CONDENSED BALANCE SHEET
(In millions)

Assets	(Unaudited) March 31 2000	December 31 1999
Current assets:
Cash and cash equivalents	$ 2.0	$ 41.2
Receivables, net	47.6	23.8
Inventories, net	88.8	92.4
Other current assets	0.6	0.3
Total current assets	139.0	157.7

Property, plant and equipment, net	431.0	434.0
Other assets	20.2	20.1

Total assets	$ 590.2	$ 611.8
	======	======
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 88.6	$ 89.1
Short-term debt and current maturities of long-term debt	4.3	4.3
Total current liabilities	92.9	93.4

Long-term debt, less current maturities	523.3	543.0
Other noncurrent liabilities	206.9	202.8
Partners' deficit	(232.9)	(227.4)

Total liabilities and partners' deficit	$ 590.2	$ 611.8
	=======	=======

(See Notes to Condensed Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2000	1999
	_________________________
Cash Flows from Operating Activities
Earnings	$ 3.8	$ 24.8
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6.0	5.6
Other charges and credits, net	3.3	4.4
Changes in:
Receivables	(23.8)	8.8
Inventories	3.6	11.3
Other current assets	(0.3)	0.2
Accounts payable and accrued liabilities	(0.5)	(14.9)
Net cash provided by (used in) operating activities	(7.9)	40.2

Cash Flows from Investing Activities
Capital expenditures	(2.5)	(17.3)
Proceeds from sales of property, plant and equipment	0.2	0.4
Net cash used in investing activities	(2.3)	(16.9)
Net cash provided (used) before financing activities	(10.2)	23.3

Cash Flows from Financing Activities
Cash distributions to unitholders	(9.3)	(10.3)
Payments of long-term debt, net	(19.7)	(14.4)
Net cash used in financing activities	(29.0)	(24.7)

Net change in cash and cash equivalents	(39.2)	(1.4)
Cash and cash equivalents - beginning of period	41.2	10.8
Cash and cash equivalents - end of period	$ 2.0	$ 9.4
	=====	=====

(See Notes to Condensed Financial Statements)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)

1.   Operating Segments

  Segment information for 2000 and 1999 was as follows:

	IMC-Agrico	Other	Total
Three months ended March 31, 2000
Net sales	$ 128.1	$ -	$ 128.1
Gross margins	18.2	2.9	21.1
Operating earnings (loss)	13.7	(0.2)	13.5

Three months ended March 31, 1999
Net sales	$ 165.8	$ -	$ 165.8
Gross margins	39.8	2.9	42.7
Operating earnings (loss)	35.5	(0.3)	35.2

2.   Restructuring Activities

1999 Restructuring Plan

During the fourth quarter of 1999, PLP announced and began implementing a rightsizing program (Rightsizing Program) which was designed to simplify and focus PLP's core businesses. The key components of the Rightsizing Program were as follows: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities of IMC-Agrico resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, PLP recorded a special charge of $52.3 million, or $0.51 per unit, in the fourth quarter of 1999.

Activity related to accruals for the Rightsizing Program during the period January 1, 2000 to March 31, 2000 was as follows:

	Accrual as of		Accrual as of
	January 1, 2000	Cash Paid	March 31, 2000
Non-employee exit costs:
Demolition and closure costs	$ 18.5	$ 1.2	$ 17.3
Other	0.5	-	0.5

Employee headcount reductions:
Severance benefits	6.2	2.5	3.7

Total	$ 25.2	$ 3.7	$ 21.5
	=====	=====	=====

The timing and costs of the Rightsizing Program are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999.

1998 Restructuring Plan

During the fourth quarter of 1998, PLP developed and began execution of a plan to improve profitability (Project Profit). Project Profit was comprised of four major initiatives: (i) the combination of certain activities within IMC's potash and phosphates business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of current business activities by eliminating businesses not deemed part of PLP's core competencies; and (iv) reduction of operational and administrative headcount. In conjunction with Project Profit, PLP recorded a special charge of $61.8 million, or $0.60 per unit, in the fourth quarter of 1998.

Activity related to accruals for Project Profit during the period January 1, 2000 to March 31, 2000 was as follows:

	Accrual as of January 1, 2000	Cash Paid	Accrual as of March 31, 2000
Non-employee exit costs:
Demolition and closure costs	$ 10.2	$ 1.6	$ 8.6
Idled leased transportation equipment	3.7	0.6	3.1
Other	0.6	-	0.6

Employee headcount reductions:
Severance benefits	0.1	0.1	-

Total	$ 14.6	$ 2.3	$ 12.3
	=====	=====	=====

The timing and costs of Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999.

3.  Discontinued Operations

In the fourth quarter of 1999, PLP decided to discontinue its oil and gas business which primarily consisted of its interest in a multi-year oil and natural gas exploration program with McMoRan Exploration Company (Exploration Program). PLP sold its interest in the Exploration Program for proceeds of $32.0 million. The Statement of Earnings has been restated for the applicable 1999 period presented to report the operating results of the oil and gas business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations."

4.   Adoption of SOP 98-5

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

5.  Inventories

Inventories consisted of the following:

	March 31 2000	December 31 1999

Products (principally finished)	$ 72.8	$ 74.1
Operating materials and supplies	17.5	19.7
	90.3	93.8

Less: Inventories allowances	1.5	1.4
Inventories, net	$ 88.8	$ 92.4
	=====	=====

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2000 vs. three months ended March 31, 1999

Overview

PLP, through its joint venture interest in IMC-Agrico Company (IMC-Agrico), is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. IMC-Agrico is 41.5 percent owned by PLP and 58.5 percent owned by IMC. IMC-Agrico's operations consist of its phosphate crop nutrients business and its animal feed ingredients business (Feed Ingredients). The dollar amounts included throughout this discussion are shown at PLP's 41.5 percent ownership percentage, unless otherwise noted.

PLP's first quarter net sales of $128.1 million decreased 23 percent from $165.8 million in the year-earlier period. PLP's gross margins of $21.1 million in the first quarter of 2000 represented a 51 percent decrease from gross margins of $42.7 million in the first quarter of 1999. Earnings from continuing operations for the first quarter of 2000 were $3.8 million, or $0.04 per unit, while earnings from continuing operations for the first quarter of 1999 were $27.8 million, or $0.26 per unit.

1 All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

IMC-Agrico Company

IMC-Agrico's net sales for the first quarter of 2000 declined 23 percent to $128.1 million compared to $165.8 million for the same period last year largely due to lower average sales realizations. Lower average concentrate sales prices, driven by lower average diammonium phosphate (DAP) realizations, reduced sales by $30.0 million. Average DAP prices fell 25 percent to $132 per short ton for the quarter ended March 31, 2000 from $176 per short ton in the first quarter of 1999. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $4.7 million. Also, sales of uranium and urea decreased $3.9 million and $1.8 million, respectively, as a result of exiting these two businesses as part of Project Profit.

Gross margins decreased 54 percent to $18.2 million for the first quarter of 2000 compared to $39.8 million for the first quarter of last year.  The decrease is mainly attributable to the lower prices discussed above, partially offset by increased Project Profit and Rightsizing Program savings of approximately $8.3 million.

Demand for phosphate products remains depressed and curtailment of full operating capacity will be necessary to stabilize phosphate rock inventories. IMC-Agrico will balance phosphate rock inventory with demand and will suspend production throughout all phosphate mining operations for an approximate two-week period during the third quarter of 2000.

Other (Income) Expense, Net

Other income for the first quarter of 2000 decreased $2.1 million from the prior year primarily as a result of the absence of a gain on the sale of an IMC-Agrico investment, which occurred in the first quarter of 1999.

Restructuring Activities

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. See Note 2 of Notes to Condensed Financial Statements.

Capital Resources and Liquidity

PLP generates cash through its joint venture operations in IMC-Agrico and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash used by operating activities totaled $7.8 million for the first three months of 2000 versus net cash provided by operating activities of $40.2 million for the same period in 1999. The increase in net cash used in operating activities was primarily attributable to an increase in working capital primarily related to the following: (i) an increase in receivables due to higher sales in March of 2000 as compared to December of 1999; and (ii) a reduction in payables owed to IMC.

Net cash used in investing activities for the first three months of 2000 decreased to $2.3 million from $16.9 million in the same period one year ago. This decline was mainly because of a reduction in capital expenditures by IMC-Agrico and the absence of capital expenditures for oil and gas activities as a result of the sale of the Exploration Program in the fourth quarter of 1999.

Net cash used in financing activities for the three month period ending March 31, 2000 was $29.1 million compared to $24.7 million for the same period in 1999. The increase in net cash used in financing activities was primarily attributable to an increase in net debt payments of $5.4 million as a consequence of a reduction in working capital loans with IMC.

Item 3.  Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. At March 31, 2000, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1999.

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	Exhibit No.	Description

	27	Financial Data Schedule

(b)	Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

* * * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOSPHATE RESOURCE PARTNERS
LIMITED PARTNERSHIP

By: IMC GLOBAL INC., Its Administrative Managing General Partner

By: /s/ Anne M. Scavone Anne M. Scavone Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date: May 12, 2000

Phosphate Resource Partners Limited Partnership

Exhibit Index
Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

27	PLP Financial Data Schedule		X