Form 10-Q
period 2000-06-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2000-08-14
CIK 793421

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission file number 1-9164

Phosphate Resource Partners Limited Partnership
(Exact name of Registrant as specified in its charter)

Delaware	72-1067072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Saunders Road
Lake Forest, Illinois 60045
(847) 739-1200
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

CONDENSED STATEMENT OF OPERATIONS
(In millions, except per unit amounts)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999

Net sales	$ 109.3	$ 170.6	$ 237.4	$ 336.4
Cost of goods sold	94.2	130.9	201.2	254.0
Gross margins	15.1	39.7	36.2	82.4

Selling, general and administrative expenses	7.5	6.7	15.1	14.2
Restructuring activity	(1.0)	-	(1.0)	-
Operating earnings	8.6	33.0	22.1	68.2

Interest expense	10.1	9.8	20.2	19.7
Other income, net	-	(0.2)	(0.4)	(2.7)
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(1.5)	23.4	2.3	51.2
Earnings from discontinued operations	-	0.8	-	0.4
Earnings (loss) before cumulative effect of a change in accounting principle	(1.5)	24.2	2.3	51.6
Cumulative effect of a change in accounting principle	-	-	-	(2.6)
Earnings (loss)	$ (1.5)	$ 24.2	$ 2.3	$ 49.0
	======	======	======	======
Earnings (loss) per unit:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$ (0.01)	$ 0.23	$ 0.03	$ 0.49
Earnings from discontinued operations	-	-	-	-
Cumulative effect of a change in accounting principle	-	-	-	(0.02)
Earnings (loss) per unit	$ (0.01)	$ 0.23	$ 0.03	$ 0.47
	======	======	======	======

Average units outstanding	103.5	103.5	103.5	103.5

Distributions paid per publicly held unit	$ -	$ 0.03	$ 0.09	$ 0.13

(See Notes to Condensed Financial Statements)

CONDENSED BALANCE SHEET
(In millions)

Assets	(Unaudited) June 30, 2000	December 31, 1999
Current assets:
Cash and cash equivalents	$ -	$ 41.2
Receivables, net	28.0	23.8
Inventories, net	98.2	92.4
Other current assets	0.3	0.3
Total current assets	126.5	157.7

Property, plant and equipment, net	431.2	434.0
Other assets	19.7	20.1

Total assets	$ 577.4	$ 611.8
	======	======

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 77.2	$ 89.1
Short-term debt and current maturities of long-term debt	4.3	4.3
Total current liabilities	81.5	93.4

Long-term debt, less current maturities	526.5	543.0
Other noncurrent liabilities	203.8	202.8
Partners' deficit	(234.4)	(227.4)

Total liabilities and partners' deficit	$ 577.4	$ 611.8
	======	======

(See Notes to Condensed Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30
	2000	1999
Cash Flows from Operating Activities
Earnings	$ 2.3	$ 49.0
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	12.0	11.5
Other charges and credits, net	2.0	(16.5)
Changes in:
Receivables	(4.2)	11.6
Inventories	(5.8)	24.8
Other current assets	0.1	0.6
Accounts payable and accrued liabilities	(11.9)	(13.1)
Net cash provided by (used in) operating activities	(5.6)	67.9

Cash Flows from Investing Activities
Capital expenditures	(10.2)	(30.1)
Proceeds from sale of investment	-	12.8
Proceeds from sale of property, plant and equipment	0.5	0.5
Net cash used in investing activities	(9.7)	(16.8)
Net cash provided (used) before financing activities	(15.3)	51.1

Cash Flows from Financing Activities
Cash distributions to unitholders	(9.3)	(13.5)
Payments of long-term debt, net	(22.7)	(27.8)
Proceeds from issuance of long-term debt	6.1	0.4
Net cash used in financing activities	(25.9)	(40.9)

Net change in cash and cash equivalents	(41.2)	10.2
Cash and cash equivalents - beginning of period	41.2	10.8
Cash and cash equivalents - end of period	$ -	$ 21.0
	=====	=====

 (See Notes to Condensed Financial Statements)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)

1.   Restructuring Activities

1999 Restructuring Charge

During the fourth quarter of 1999, PLP announced and began implementing a rightsizing program (Rightsizing Program) which was designed to simplify and focus PLP's core businesses. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities of IMC Phosphates Company (IMC Phosphates), formerly known as IMC-Agrico Company, resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, PLP recorded a special charge of $52.3 million, or $0.51 per unit, in the fourth quarter of 1999.

Activity related to accruals for the Rightsizing Program during the period January 1, 2000 to June 30, 2000 was as follows:
	Accrual as of January 1, 2000	Cash Paid	Accrual as of June 30, 2000
Non-employee exit costs:
Demolition and closure costs	$ 18.5	$ 2.3	$ 16.2
Other	0.5	0.2	0.3

Employee headcount reductions:
Severance benefits	6.2	4.0	2.2

Total	$ 25.2	$ 6.5	$ 18.7
	======	======	======

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

Activity related to accruals for Project Profit during the period January 1, 2000 to June 30, 2000 was as follows:

	Accrual as of January 1, 2000	Cash Paid	Accrual as of June 30, 2000
Non-employee exit costs:
Demolition and closure costs	$ 10.2	$ 3.3	$ 6.9
Idled leased transportation equipment	3.7	1.0	2.7
Other	0.6	0.1	0.5

Employee headcount reductions:
Severance benefits	0.1	0.1	-

Total	$ 14.6	$ 4.5	$ 10.1
	======	=====	======

The timing and costs of Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999.

As part of Project Profit, PLP had written off certain assets in 1998. However, in April 2000, some of these assets were sold to a third party. The activity was recorded in the second quarter Statement of Operations as a reduction of the restructuring charge previously recognized for Project Profit.

2.   Discontinued Operations

In the fourth quarter of 1999, PLP decided to discontinue its oil and gas business which primarily consisted of its interest in a multi-year oil and natural gas exploration program (Exploration Program) with McMoRan Exploration Company (MMR). PLP sold its interest in the Exploration Program for proceeds of $32.0 million. The Statement of Operations has been restated for the applicable 1999 periods presented to report the operating results of the oil and gas business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations."

3.   Adoption of SOP 98-5

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

4.   Inventories

	June 30, 2000	December 31, 1999

Products (principally finished)	$ 82.9	$ 74.1
Operating materials and supplies	17.2	19.7
	100.1	93.8

Less: Inventories allowances	1.9	1.4
Inventories, net	$ 98.2	$ 92.4
	======	======

5.  Recently Issued Accounting Guidance

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance regarding revenue recognition. PLP is in the process of determining the impact, if any, this new guidance will have on PLP's financial statements. The effect of any change will be reflected by the cumulative effect of an accounting change as of January 1, 2000. In May 2000, the SEC deferred the required effective date for implementation of SAB No. 101 until the fourth quarter of 2000.

During the second quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures," which will require PLP to account for its investment in IMC Phosphates using the equity method rather than the current proportional consolidation method. Under the equity method, PLP's investment in IMC Phosphates will be displayed as a single amount in PLP's Balance Sheet and PLP's share of IMC Phosphates earnings or losses will be displayed as a single amount in PLP's Statement of Operations. Under the current proportional consolidation method, IMC Phosphates' assets and liabilities are displayed, on a proportionate gross basis, in the PLP Balance Sheet and the related results of operations are similarly displayed in PLP's Statement of Operations. PLP will adopt this change in accounting method in the fourth quarter of 2000, as required by EITF 00-01, and will restate prior periods' financial statements to reflect this new accounting method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. 1

Results of Operations

Three months ended June 30, 2000 vs. three months ended June 30, 1999

Overview

PLP, through its joint venture interest in IMC Phosphates, is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. IMC Phosphates is 41.5 percent owned by PLP and 58.5 percent owned by IMC. The dollar amounts included throughout this discussion are shown at PLP's 41.5 percent ownership percentage, unless otherwise noted .

PLP's second quarter net sales of $109.3 million decreased 36 percent from $170.6 million in the year-earlier period. PLP's gross margins of $15.1 million in the second quarter of 2000 represented a 62 percent decrease from gross margins of $39.7 million in the second quarter of 1999. The loss from continuing operations for the second quarter of 2000 was $1.5 million, or $0.01 per unit, while earnings from continuing operations for the second quarter of 1999 were $23.4 million, or $0.23 per unit.

IMC Phosphates Company

IMC Phosphates' net sales for the second quarter of 2000 declined 36 percent to $109.3 million compared to $170.6 million for the same period last year largely as a result of lower volumes and lower average sales realizations. Decreased shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $37.0 million. Lower average concentrate sales prices, driven by decreased average DAP realizations, reduced sales by $23.6 million. Average DAP prices fell 23 percent to $130 per short ton in the second quarter of 2000 from $168 per short ton in the second quarter of 1999. Also, sales of urea and uranium decreased $2.3 million, as a result of exiting these two businesses as part of Project Profit.

Gross margins decreased 67 percent to $12.2 million for the second quarter of 2000 compared to $36.8 million for the second quarter of last year. This decrease was mainly the result of  the lower volumes and prices discussed above, partially offset by increased Project Profit and Rightsizing Program savings of approximately $7.6 million.

1  All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations,"  constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Six months ended June 30, 2000 vs. six months ended June 30, 1999

Overview

Net sales for the first six months of 2000 of $237.4 million decreased 29 percent from $336.4 million in the year-earlier period. PLP's gross margins of $36.2 million for the first six months of 2000 represented a 56 percent decrease from gross margins of $82.4 million in the first six months of 1999. Earnings from continuing operations for the first six months of 2000 were $2.3 million, or $0.03 per unit. Earnings from continuing operations, before the cumulative effect of a change in accounting principle, for the first six months of 1999 were $51.2 million, or $0.49 per unit. The cumulative effect of a change in accounting principle of $2.6 million, or $0.02 per unit, reduced earnings for the first six months of 1999 to $49.0 million, or $0.47 per unit.

IMC Phosphates Company

IMC Phosphates' net sales for the first six months of 2000 declined 29 percent to $237.4 million compared to $336.4 million for the same period last year largely as a result of lower phosphate average sales realizations and volumes. Lower average concentrate sales prices, driven by decreased average DAP realizations, reduced sales by $53.6 million. Average DAP prices fell 23 percent to $131 per short ton for the first six months of 2000 from $171 per short ton for the first six months of 1999. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $41.7 million. Also, sales of uranium and urea decreased $8.0 million, as a result of exiting these two businesses as part of Project Profit.

Gross margins decreased 60 percent to $30.5 million for the first six months of 2000 compared to $76.6 million for the same period last year. The decrease was mainly the result of  the lower prices and volumes discussed above, partially offset by increased Project Profit and Rightsizing Program savings of approximately $15.9 million.

Demand for phosphate products remains depressed and curtailment of full operating capacity will be necessary to stabilize phosphate inventories. IMC Phosphates will balance phosphate rock inventory with demand by suspending production throughout all phosphate mining operations for an approximate two-week period during the third quarter of 2000. Additionally, IMC Phosphates will curtail all phosphate fertilizer production at its Louisiana facilities in the third quarter of 2000 until further notice.

Other Income, Net

Other income, net for the first six months of 2000 decreased $2.3 million from the prior year primarily as a result of the absence of a gain on the sale of an IMC Phosphates investment, which occurred in the first quarter of 1999 .

Restructuring Activities

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. See Note 2 of Notes to Condensed Financial Statements.

Capital Resources and Liquidity

PLP generates cash through its joint venture operations in IMC Phosphates and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash used in operating activities totaled $5.6 million for the first six months of 2000 versus net cash provided by operating activities of $67.9 million for the same period in 1999. Additional cash used in operating activities was primarily caused by lower earnings and a decrease in cash provided by working capital.

Net cash used in investing activities for the first six months of 2000 decreased to $9.7 million from $16.8 million in the same period one year ago. This decline was mainly a result of a reduction in capital expenditures by IMC Phosphates and the absence of capital expenditures for oil and gas activities as a result of the sale of the Exploration Program in the fourth quarter of 1999, partially offset by the absence of proceeds from the sale of PLP's investment in MMR stock.

Net cash used in financing activities for the six-month period ending June 30, 2000 was $25.9 million compared to $40.9 million for the same period in 1999. This decrease was primarily attributable to a reduction in cash distributions to unitholders and an increase in proceeds from working capital loans with IMC.

Item 3. Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. At June 30, 2000, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1999.

Part II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
(a)	Exhibits.

	Exhibit No.	Description

10.i.(a)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico, MP, Inc.; IMC Global Operations Inc.; and IMC-Agrico Company

10.i.(b)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico, MP, Inc; IMC Global Operations Inc; and IMC-Agrico Company

10.i.(c)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico, MP, Inc.; IMC Global Operations Inc.; and IMC-Agrico Company

	27	Financial Data Schedule

(b)	Reports on Form 8-K.
No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

* * * * * * * * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOSPHATE RESOURCE PARTNERS
LIMITED PARTNERSHIP

By: IMC GLOBAL INC.,
Its Administrative Managing
General Partner

By: /s/ Anne M. Scavone
Anne M. Scavone
Vice President and Controller
(on behalf of the Registrant and as
Chief Accounting Officer)

Date: August 14, 2000

Phosphate Resource Partners Limited Partnership

Exhibit Index
Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

10.i.(a)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC-Agrico Company

X
10.i.(b)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC-Agrico Company

X
10.i.(c)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico, MP, Inc.; IMC Global Operations Inc.; and IMC-Agrico Company

X

27	PLP Financial Data Schedule		X