Form 10-Q
period 2000-09-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2000-11-09
CIK 793421

=============================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                              FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000


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

                        Yes   X   .  No      .
                            -------    -------

=============================================================================



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

CONDENSED STATEMENT OF OPERATIONS
(In millions, except per unit amounts)
(Unaudited)
                                  Three months ended       Nine months ended
                                     September 30             September 30
                                  2000          1999       2000         1999
-----------------------------------------------------------------------------
Net sales                       $ 117.0       $ 134.8    $ 354.4      $ 471.2
Cost of goods sold                108.7         111.1      309.9        365.1
                                -------       -------    -------      -------
  Gross margins                     8.3          23.7       44.5        106.1

Selling, general and
 administrative expenses            6.7           6.8       21.8         21.0
Restructuring activity              0.5             -       (0.5)           -
                                -------       -------    -------      -------
  Operating earnings                1.1          16.9       23.2         85.1

Interest expense                   10.5          10.0       30.7         29.7
Other (income) expense, net         0.1          (0.7)      (0.3)        (3.4)
                                -------       -------    -------      -------
Earnings (loss) before cumulative
 effect of a change in
 accounting principal              (9.5)          7.6       (7.2)        58.8
Loss from discontinued
 operations                           -          (3.1)         -         (2.7)
                                -------       -------    -------      -------
Earnings (loss) from cumulative
 effect of a change in
 accounting principle              (9.5)          4.5       (7.2)        56.1
Cumulative effect of a change
 in accounting principle              -             -          -         (2.6)
                                -------       -------    --------     -------
Earnings (loss)                 $  (9.5)      $   4.5    $  (7.2)     $  53.5
                                =======       =======    =======      =======

Earnings (loss) per unit:
Earnings (loss) from continuing
 operations before cumulative
 effect of a change in
 accounting principle           $ (0.09)      $  0.07    $ (0.07)    $  0.57
Loss from discontinued
 operations                           -         (0.03)         -       (0.03)
Cumulative effect of a change
 in accounting principle              -             -          -       (0.02)
                                -------       -------    -------     -------
Earnings (loss) per unit        $ (0.09)      $  0.04    $ (0.07)    $  0.52
                                =======       =======    =======     =======

Average units outstanding         103.5         103.5      103.5       103.5

Distributions paid per publicly
 held unit                      $     -       $  0.30    $  0.09     $  0.43


             (See Notes to Condensed Financial Statements)

CONDENSED BALANCE SHEET
(In millions)

                                          (Unaudited)
Assets                                 September 30, 2000   December 31, 2000
-----------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                   $     -              $  41.2
Receivables, net                                3.1                 23.8
Inventories, net                               85.3                 92.4
Other current assets                              -                  0.3
                                            -------              -------
     Total current assets                      88.4                157.7

Property, plant and equipment, net            438.8                434.0
Other assets                                   21.6                 20.1
                                            -------              -------

Total assets                                $ 548.8              $ 611.8
                                            =======              =======

Liabilities and Partners' Deficit
-----------------------------------------------------------------------------
Current liabilities:
Accounts payable and accrued
 liabilities                                $  88.6              $  89.1
Short-term debt and current maturities
 of long-term debt                              4.3                  4.3
                                            -------              -------
     Total current liabilities                 92.9                 93.4

Long-term debt, less current maturities       501.6                543.0
Other noncurrent liabilities                  198.1                202.8
Partners' deficit                            (243.8)              (227.4)
                                            -------              -------

Total liabilities and partners' deficit     $ 548.8              $ 611.8
                                            =======              =======


             (See Notes to Condensed Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)
                                                       Nine months ended
                                                          September 30
                                                        2000        1999
-------------------------------------------------------------------------
Cash Flows from Operating Activities
   Earnings (loss)                                     $ (7.2)    $  53.5
   Adjustments to reconcile earnings (loss) to net
    cash provided by operating activities:
      Depreciation, depletion and amortization           17.1        19.8
      Other charges and credits, net                     (5.8)      (20.6)
      Changes in:
        Receivables                                      20.7        10.2
        Inventories                                       7.1        20.5
        Other current assets                              0.3         0.6
        Accounts payable and accrued liabilities         (0.5)       (6.3)
                                                       ------      ------
   Net cash provided by operating activities             31.7        77.7
                                                       ------      ------

Cash Flows from Investing Activities
   Capital expenditures                                 (22.6)      (41.8)
   Proceeds from sale of investment                         -        12.8
   Proceeds from sale of property, plant and
    equipment                                             0.5         4.8
                                                       ------      ------
       Net cash used in investing activities            (22.1)      (24.2)
                                                       ------      ------
       Net cash provided before financing activities      9.6        53.5
                                                       ------      ------

Cash Flows from Financing Activities
   Cash distributions to unitholders                     (9.3)      (44.5)
   Payments of long-term debt, net                      (59.7)       (17.2)
   Proceeds from issuance of long-term debt              18.2          0.4
                                                       ------       ------
       Net cash used in financing activities            (50.8)       (61.3)
                                                       ------       ------

Net change in cash and cash equivalents                 (41.2)        (7.8)
Cash and cash equivalents - beginning of period          41.2         10.8
                                                       ------       ------
Cash and cash equivalents - end of period              $    -       $  3.0
                                                       ======       ======


             (See Notes to Condensed Financial Statements)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions, except per unit amounts)

1.Restructuring Activities
  -------------------------
  1999 Restructuring Charge

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

  Activity related to accruals for the Rightsizing Program during the period January 1, 2000 to September 30, 2000 was as follows:

                              Accrual as of               Accrual as of
                             January 1, 2000  Cash Paid  September 30, 2000
                             ---------------  ---------  ------------------

   Non-employee exit costs:
   Demolition and closure costs  $ 18.5        $  3.9         $ 14.6
   Other                            0.5           0.3            0.2

   Employee headcount reductions:
   Severance benefits               6.2           4.9            1.3
                                 ------        ------         ------

   Total                         $ 25.2        $  9.1         $ 16.1
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

  Activity related to accruals for Project Profit during the period January 1, 2000 to September 30, 2000 was as follows:

                                Accrual as of                Accrual as of
                               January 1, 2000  Cash Paid  September 30, 2000
                               ---------------  ---------  ------------------

   Non-employee exit costs:
   Demolition and closure costs    $ 10.2        $  4.5        $  5.7
   Idled leased transportation
    equipment                         3.7           1.5           2.2
   Other                              0.6           0.1           0.5

   Employee headcount reductions:
   Severance benefits                 0.1           0.1             -
                                   ------        ------        ------

   Total                           $ 14.6        $  6.2        $  8.4
                                   ======        ======        ======

  The timing and costs of Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999.

  As part of Project Profit, PLP had written off certain assets in 1998. However, in April and July 2000, certain of these assets were sold to third parties. This activity was recorded in the Statement of Operations as an adjustment to the restructuring charge previously recognized for Project Profit.

2.Discontinued Operations
  -----------------------
  In the fourth quarter of 1999, PLP decided to discontinue its oil and gas business which primarily consisted of its interest in a multi-year oil and natural gas exploration program (Exploration Program) with McMoRan Exploration Company (MMR). PLP sold its interest in the Exploration Program for proceeds of $32.0 million. The Statement of Operations has been restated for the applicable 1999 periods presented to report the operating results of the oil and gas business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations."

3.Adoption of SOP 98-5
  --------------------
  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, PLP capitalized its start-up costs (i.e., pre-operating costs). PLP adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and, accordingly, recorded a charge for the cumulative effect of an accounting change of $2.6 million, or $0.02 per unit, in order to expense start-up costs that had been previously capitalized.

4.Sale of Accounts Receivable
  ---------------------------
  In   September   2000,  IMC  entered  into  an  accounts   receivable
  securitization facility (Securitization Facility) which expires on September 28, 2001 unless extended, and in any event no later than September 26, 2003. The Securitization Facility allows IMC and certain of its subsidiaries, including IMC Phosphates, to sell without recorse, on an on-going basis, certain of their trade accounts receivable to a special purpose vehicle (SPV). The SPV in turn may sell an interest in such receivables purchased from IMC and its subsidiaries to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPV from the financial conduit are used to pay IMC and its subsidiaries for a portion of the purchase price of the receivables. The SPV pays for the remainder of the purchase price of the receivables through the issuance of notes payable to IMC, which bear interest at the Federal Runds Rate (6.5% at September 30, 2000) and are due no later than one year after the termination of the Securitization Facility.

  At September 30, 2000 PLP's proportionate share of the outstanding balance of IMC Phosphates trade accounts receivable sold to the SPV was $28.5 million. Net proceeds of the sale of receivable by IMC Phosphates reduced working capital loans payable to IMC.

5.Inventories
  -----------

                                    September 30, 2000  December 31, 1999
                                    ------------------  -----------------

   Products (principally finished)        $ 68.8             $ 74.1
   Operating materials and supplies         17.1               19.7
                                          ------             ------
                                            85.9               93.8

   Less: Inventories allowances              0.6                1.4
                                          ------             ------
     Inventories, net                     $ 85.3             $ 92.4
                                          ======             ======

6.Recently Issued Accounting Guidance
  -----------------------------------
  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance regarding revenue recognition. PLP is in the process of determining the impact, if any, this new guidance will have on PLP's financial statements. The effect of any change will be reflected by the cumulative effect of an accounting change as of January 1, 2000. In May 2000, the SEC deferred the required effective date for implementation of SAB No. 101 until the fourth quarter of 2000.

  During the second quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures," which will require PLP to account for its investment in IMC Phosphates using the equity method rather than the current proportional consolidation method. Under the equity method, PLP's investment in IMC Phosphates will be displayed as a single amount in PLP's Balance Sheet while PLP's share of IMC Phosphates earnings or losses will be displayed as a single amount in PLP's Statement of Operations. Under the current proportional consolidation method, IMC Phosphates' assets and liabilities are displayed, on a proportionate gross basis, in the PLP Balance Sheet and the related results of operations are similarly displayed in PLP's Statement of Operations. PLP will adopt this change in accounting methodology in the fourth quarter of 2000, as required by EITF 00-01, and will restate prior periods' financial statements to reflect this new accounting method.

  Effective in the fourth quarter 2000, PLP will adopt the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides guidance regarding classification of shipping and handling costs in the Consolidated Statement of Operations. PLP is in the process of determining the impact this reclassification of costs will have on PLP's financial statements.

  PLP believes that Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which PLP is required to adopt on January 1, 2001, will not have a material impact on PLP's financial statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

       Results of Operations
       ---------------------

       Three months ended September 30, 2000 vs. three months ended September 30, 1999
       ------------------------------------------------------------

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

       PLP's net sales of $117.0 million in the third quarter of 2000 decreased 13 percent from $134.8 million in the year-earlier period. PLP's gross margins of $8.3 million in the third quarter of 2000 represented a 65 percent decrease from gross margins of $23.7 million in the third quarter of 1999. The loss from continuing operations for the third quarter of 2000 was $9.5 million, or $0.09 per unit. Earnings from continuing operations for the third quarter of 1999 were $7.6 million, or $0.07 per unit. Earnings for the third quarter of 1999 of $4.5 million, or $0.04 per unit, included a loss from discontinued operations of $3.1 million, or $0.03 per unit.

       IMC Phosphates Company
       IMC  Phosphates'  net  sales  for  the  third  quarter  of  2000 declined  13  percent  to  $117.0  million  compared  to  $134.8 million for the same period last year largely as a result of lower average sales realizations and lower volumes. Lower average concentrate sales prices, driven by decreased average diammonium phosphate (DAP) realizations, reduced sales by $13.4 million. Average DAP prices fell 14 percent to $134 per short ton in the third quarter of 2000 from $156 per short ton in the third quarter of 1999. Concentrated phosphates domestic sales volumes, primarily DAP, rose 36 percent in the third quarter of 2000 while export shipments fell 20 percent. Overall, decreased shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $4.0 million.

       Gross margins decreased 74 percent to $5.4 million for the third quarter of 2000 compared to $20.8 million for the third quarter of last year. This decrease was mainly the result of the lower prices discussed above, higher idle plant costs from temporary production cutbacks and increased ammonia and natural gas costs, partially offset by savings from cost reduction programs of approximately $6.5 million and lower sulphur costs.

       Demand for phosphate products remained depressed during the third quarter of 2000 and IMC Phosphates responded with the curtailment of full operating capacity to stabilize phosphate inventories. IMC Phosphates balanced phosphate rock inventory with demand by suspending production throughout all phosphate mining operations for an approximate two-week period during the third quarter of 2000. Additionally, IMC Phosphates curtailed phosphate fertilizer production at its Louisiana facilities for approximately two months in the third quarter of 2000; however, partial production resumed in September 2000 to fulfill customer requirements.

       Nine months ended September 30, 2000 vs. nine months ended September 30, 1999
       ----------------------------------------------------------------

       Overview
       Net sales for the first nine months of 2000 of $354.4 million decreased 25 percent from $471.2 million in the year-earlier period. PLP's gross margins of $44.5 million for the first nine months of 2000 represented a 58 percent decrease from gross margins of $106.1 million in the first nine months of 1999. The loss from continuing operations for the first nine months of 2000 was $7.2 million, or $0.07 per unit. Earnings from continuing operations, before the cumulative effect of a change in accounting principle, for the first nine months of 1999 were $58.8 million, or $0.57 per unit. Earnings for the first nine months of 1999 of $53.5 million, or $0.52 per unit, included a loss from discontinued operations of $2.7 million, or $0.03 per unit, and a cumulative effect of a change in accounting principle of $2.6 million, or $0.02 per unit.

       IMC Phosphates Company
       IMC Phosphates' net sales for the first nine months of 2000 declined 25 percent to $354.4 million compared to $471.2 million for the same period last year largely as a result of lower phosphate average sales realizations and volumes. Lower average concentrate sales prices, driven by decreased average DAP realizations, reduced sales by $67.0 million. Average DAP prices fell 21 percent to $132 per short ton in the first nine months of 2000 from $167 per short ton in the first nine months of 1999. Concentrated phosphates export sales volumes, primarily DAP, fell 27 percent for the first nine months of 2000 while domestic shipments rose 13 percent. Overall, decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $45.7 million. Also, sales of uranium and urea decreased $8.4 million as a result of exiting these two businesses as part of Project Profit.

       Gross margins decreased 63 percent to $35.9 million for the first nine months of 2000 compared to $97.5 million for the first nine months of the prior year. This decrease was mainly the result of the lower prices and volumes discussed above, partially offset by savings from cost reduction programs of approximately $22.4 million.

       Other (Income) Expense, Net
       Other (income) expense, net for the first nine months of 2000 decreased $3.1 million from the prior year primarily as a result of the absence of a gain on the sale of an IMC Phosphates investment, which occurred in the first quarter of 1999.

       Restructuring Activities
       ------------------------
       The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. See Note 1 of Notes to Condensed Financial Statements.

       Sale of Accounts Receivables
       ----------------------------
       In September 2000, IMC entered into a Securitization Facility which expires on September 28, 2001, unless extended, and in any event no later than September 26, 2003. The Securitization Facility allows IMC and certain of its subsidiaries, including IMC Phosphates, to sell without recorse, on an on-going basis, certain of their trade accounts receivable to a SPV. The SPV in turn may sell an interest in such receivables purchased from IMC and its subsidiaries to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPV from the financial conduit are used to pay IMC and its subsidiaries for a portion of the purchase price of the receivables. The SPV pays for the remainder of the purchase price of the receivables through the issuance of notes payable to IMC, which bear interest at the Federal Funds Rate (6.5% at September 30, 2000) and are due no later than one year after the termination of the Securitization Facility.

       At September 30, 2000 PLP's proporationate share of the outstanding balance of IMC Phosphates trade accounts receivable sold to the SPV was $28.5 million. Net proceeds of the sale of receivables by IMC Phosphates reduced working capital loans payable to IMC.

       Capital Resources and Liquidity
       -------------------------------
       PLP generates cash through its joint venture operations in IMC Phosphates and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash provided by operating activities totaled $31.7 million for the first nine months of 2000 versus net cash provided by operating activities of $77.7 million for the same period in 1999. The reduction in cash provided by operating activities was primarily caused by lower earnings, partially offset by cash proceeds from the accounts receivable securitization.

       Net cash used in investing activities for the first nine months of 2000 decreased to $22.1 million from $24.2 million in the same period one year ago. This decline was mainly the result of a reduction in capital expenditures by IMC Phosphates and the absence of capital expenditures for oil and gas activities as a result of the sale of the Exploration Program in the fourth quarter of 1999, partially offset by the absence of proceeds from the sale of PLP's investment in MMR stock.

       Net cash used in financing activities for the nine-month period ending September 30, 2000 was $50.8 million compared to $61.3 million for the same period in 1999. This decrease was primarily attributable to a reduction in cash distributions to unitholders and an increase in net debt payments as a consequence of a reduction in working capital loans payable to IMC.

Item 3.Market Risk.

       PLP is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. PLP periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. At September 30, 2000, PLP's exposure to these market risk factors was not significant and had not materially changed from December 31, 1999.

Part II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            Exhibit No.  Description
            -----------  --------------------------------------------

                27       Financial Data Schedule

      (b)   Reports on Form 8-K.

            No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

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


Date: November 9, 2000


             PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP

                              Exhibit Index

                                                                  Filed with
Exhibit                                   Incorporated            Electronic
No.        Description                    Herein by Reference to  Submission
-------    -----------------------------  ----------------------  ----------
27         PLP Financial Data Schedule                                 X






---------------------------

(1)All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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