Form 10-K405
period 2000-12-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2001-03-29
CIK 793421

____________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

Commission file number 1-9164

Phosphate Resource Partners Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	72-1067072 (I.R.S. Employer Identification No.)

100 S. Saunders Road Suite 300
Lake Forest, Illinois 60045
(847) 739-1200
(Address and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Depositary Units	Name of each exchange on which registered New York Stock Exchange

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

Yes  X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State the aggregate market value of the voting units held by non-affiliates of the Registrant: $165,266,129 as of March 15, 2001. Market value is based on the March 15, 2001 closing price of the Registrant's depositary units as reported on the New York Stock Exchange Composite Transactions for such date.

______________________________________________________________________________

Phosphate Resource Partners Limited Partnership

2000 FORM 10-K CONTENTS

Item	Page

Part I:

Part II:

5.	Market for the Registrant's Partnership Units and Related Unitholder Matters	9
6.	Selected Financial Data	11
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
7a.	Quantitative and Qualitative Disclosures about Market Risk	17
8.	Financial Statements and Supplementary Data	18
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

Part III:

10.	Directors and Executive Officers of the Registrant	47
11.	Executive Compensation	48
12.	Security Ownership of Certain Beneficial Owners and Management	48
13.	Certain Relationships and Related Transactions	49

Part IV:

14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	49
Signatures	50
Exhibit Index	E-1

 PART I.

Item 1. Business.

PARTNERSHIP PROFILE

Phosphate Resource Partners Limited Partnership (PLP), through its joint venture investment in IMC Phosphates Company (IMC Phosphates), is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana.

IMC Phosphates' business includes the mining and sale of phosphate rock and the production, marketing and distribution of phosphate crop nutrients and animal feed ingredients. IMC Phosphates was formed as a joint venture partnership in July 1993 when PLP and IMC Global Inc. (IMC) contributed their respective phosphate crop nutrients businesses to IMC Phosphates. IMC Phosphates is 41.5 percent owned by PLP and 58.5 percent by IMC.

In December 1997, Freeport-McMoRan Inc. (FTX), the former administrative managing general partner and owner of a 51.6 percent interest in PLP merged into IMC (FTX Merger). In connection with the FTX Merger, IMC became administrative managing general partner (General Partner) of PLP.

PLP is a publicly traded Delaware limited partnership. As of December 31, 2000, IMC held partnership units representing an approximate 51.6 percent interest in PLP. The remaining interests are publicly owned and traded on the New York Stock Exchange (NYSE). See "Other Matters - Relationship Between PLP and IMC," for further detail.

All references herein to PLP refer to PLP's business activities as executed through its ownership interest in IMC Phosphates.

BUSINESS OPERATIONS INFORMATION

In 1999, IMC implemented a company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the core businesses through a facilities optimization and asset rightsizing program. In 1998, IMC initiated a plan to improve profitability (Project Profit). The initiative of Project Profit consisted primarily of a restructuring of operations at IMC Phosphates. For additional information on the Rightsizing Program and Project Profit see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Information concerning certain IMC Credit Facilities and recent amendments is incorporated herein by reference to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity," of this Annual Report on Form 10-K.

The following discussion of business operations should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

IMC Phosphates Company

IMC is responsible for the operation of IMC Phosphates. Subject to the terms of the IMC Phosphates Partnership Agreement (Partnership Agreement), IMC has the sole authority to make certain decisions affecting IMC Phosphates, including authorizing certain capital expenditures for expansion; incurring certain indebtedness; approving significant acquisitions and dispositions; and determining certain other matters. IMC Phosphates' operations consist of its phosphate crop nutrients business and its animal feed ingredients business. The dollar amounts included in discussion of IMC Phosphates throughout this Form 10-K are shown in total for the joint venture, unless otherwise noted.

Net sales for IMC Phosphates were $1,246.8 million, $1,511.4 million and $1,736.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. IMC Phosphates is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 18 million tons of annual capacity. IMC Phosphates is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)1. IMC Phosphates' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Additionally, IMC Phosphates is one of the world's foremost producers and marketers of phosphate and potash based animal feed ingredients with a total annual capacity approaching 0.8 million tons.

1P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

IMC Phosphates' facilities, which produce concentrated phosphates and animal feed ingredients, are located in central Florida and Louisiana. Its annual capacity represents approximately 30 percent of total United States concentrated phosphate production capacity and approximately nine percent of world capacity. The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.9 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces three forms of concentrated phosphates and three forms of animal feed phosphates. Diammonium phosphate (DAP), monoammonium phosphate and merchant grade phosphoric acid are the fertilizer derivatives, while Biofos®, Dynafos®, and Multifos® are the animal feed derivatives. The South Pierce plant produces phosphoric acid and granular triple superphosphate (GTSP). Additionally, IMC Phosphates sources potassium raw materials from IMC production facilities and produces Dyna-K® and Dynamate®.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid, which is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP). The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed in order to balance IMC Phosphates' output with customer needs. IMC Phosphates suspended phosphoric acid production at its Faustina facility in November 1999 and suspended production at its Taft facility in July 1999 in response to reduced market demands and the depressed agricultural economy. In January 2001, IMC Phosphates indefinitely shut down all of its remaining operations in Louisiana until market conditions improve.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

Phosphate Rock

All of IMC Phosphates' phosphate mines and related mining operations are located in central Florida. IMC Phosphates extracts phosphate ore through surface mining after removal of a ten to fifty foot layer of sandy overburden and then processes the ore at each of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. IMC Phosphates currently maintains four operational mines.

IMC Phosphates' rock production volume was 17.5 million tons, 16.4 million tons and 20.0 million tons for the years ended December 31, 2000, 1999 and 1998, respectively. Anticipated production in 2001 will be greater than the annual production of the prior two years. Although IMC Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally, primarily in the manufacture of concentrated phosphates, totaled 12.0 million, 13.4 million and 14.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing 69 percent, 82 percent and 74 percent, respectively, of total tons produced. Rock shipments to customers totaled 4.9 million, 4.8 million and 5.0 million tons for the years ended December 31, 2000, 1999 and 1998, respectively.

IMC Phosphates estimates its proven reserves to be 473 million tons of phosphate rock as of December 31, 2000. IMC Phosphates owns approximately 62 percent of these reserves and controls the remainder through long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 66 percent BPL2. The phosphate rock mined by IMC Phosphates in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. IMC Phosphates estimates its reserves based upon the performance of exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

2 BPL is the standard industry term used to grade the quality of phosphate rock.

IMC Phosphates also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources). Resources are mineralized deposits that may be economically recoverable. However, additional geostatistical analyses, including further explorations, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, IMC Phosphates believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by IMC Phosphates but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 124 million tons. Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations. Consequently, IMC Phosphates' ability to mine these Resources may be restricted.

Sulphur

A significant portion of IMC Phosphates' sulphur requirements is provided by the sulphur subsidiary of McMoRan Exploration Company (MMR) under a supply agreement with IMC. IMC Phosphates' remaining sulphur requirements are provided by market contracts. Additionally, IMC, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations. The remelter facility is expected to be operational in mid-2002.

Ammonia

IMC Phosphates' ammonia needs are supplied by its Faustina ammonia production facility, when operating, and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

Sales and Marketing

Domestically, IMC Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. IMC Phosphates also uses concentrated phosphates internally for the production of animal feed ingredients. Virtually all of IMC Phosphates' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which IMC Phosphates administers on behalf of itself and three other member companies. PhosChem believes that its sales represent approximately 50 percent of total United States exports of concentrated phosphates. The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, Thailand, India and Japan. During 2000, IMC Phosphates' exports of concentrated phosphates to Asia were 35 percent of total shipments, with China representing 26 percent of those shipments. IMC Phosphates, with a strong brand position in a $1.0 billion global market, also supplies phosphate and potassium based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows IMC Phosphates' shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

	2000		1999		1998

Domestic	Tons	%	Tons	%	Tons	%
Customers	2,758	45	2,552	38	2,373	32
Captive, to other business units	-	-	92	1	563	8
	2,758	45	2,644	39	2,936	40

Export	3,372	55	4,055	61	4,377	60

Total shipments	6,130 ====	100 ===	6,699 ====	100 ===	7,313 ====	100 ===

As of December 31, 2000, IMC Phosphates had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates and phosphate rock amounting to approximately 2.6 million tons and 4.8 million tons, respectively, in 2001. Captive sales decreased in 1999 as a result of the sale of the IMC AgriBusiness business unit (AgriBusiness) in April 1999. However, since April 1999, sales to the purchaser of AgriBusiness have been reflected as sales to customers. IMC Phosphates also had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 0.6 million tons in 2001.

Competition

IMC Phosphates operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily on price and, to a lesser extent, product quality and innovation. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is also driven by price, quality and service.

Factors Affecting Demand

PLP's results of operations historically have reflected the effects of several external factors, which are beyond its control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices and weather. Furthermore, PLP's business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

PLP's export sales to foreign customers are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls; expropriation and other economic, political and regulatory policies of local governments; and laws and policies affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year.

OTHER MATTERS

Environmental Health and Safety Matters

PLP's Program

PLP, through IMC Phosphates, has adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

As a key to IMC Phosphates' success, IMC Phosphates is committed to the pursuit of excellence in health and safety, and environmental stewardship. Every employee will strive to continuously improve IMC Phosphates' performance and to minimize adverse environmental, health and safety impacts. IMC Phosphates will proactively comply with all environmental, health and safety laws and regulations.

This Policy is the cornerstone of IMC Phosphates' comprehensive EHS plan (EHS Plan) to achieve sustainable, predictable and verifiable EHS performance. Integral elements of the EHS Plan include: (i) improving IMC Phosphates' EHS procedures and protocols; (ii) upgrading its related facilities and staff; (iii) performing baseline and verification audits; (iv) formulating EHS improvement plans in response to EHS audits conducted by the IMC audit team; and (v) assuring management accountability. Each facility is in a different stage of EHS plan integration. IMC Phosphates uses its own internal audits as well as the results of audits conducted by IMC to confirm that each facility has implemented the EHS Plan and has achieved regulatory compliance, continuous EHS improvement and integration of EHS management systems into day-to-day business functions.

Through IMC Phosphates, PLP produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local EHS laws which regulate, or propose to regulate: (i) product content; (ii) use of products by both IMC Phosphates and its customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from IMC Phosphates' facilities; (vi) disposal of hazardous and solid wastes; and (vii) post-mining land reclamation. For new regulatory programs, it is difficult to ascertain future compliance obligations or estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. IMC Phosphates intends to respond to these regulatory requirements at the appropriate time by implementing necessary modifications to facilities or operating procedures.

IMC Phosphates has expended, and anticipates that it will continue to expend, substantial financial and managerial resources to comply with EHS standards. In 2001, environmental capital expenditures will total approximately $43.2 million, primarily related to: (i) modification or construction of wastewater treatment areas in Florida; (ii) modification and construction projects associated with phosphogypsum stacks at the concentrate plants in Florida and Louisiana; and (iii) remediation of contamination at current or former operations. Additional expenditures for land reclamation activities will total approximately $26.9 million. In 2002, IMC Phosphates expects environmental capital expenditures will be approximately $40.4 million and expenditures for land reclamation activities will be approximately $26.0 million. No assurance can be given that greater-than-anticipated EHS capital expenditures will not be required in 2001 or in the future. Based on current information, it is the opinion of management that IMC Phosphates' contingent liability arising from EHS matters, taking into account established reserves, will not have a material adverse effect on IMC Phosphates' financial position or results of operations.

Product Requirements and Impacts

IMC Phosphates' primary businesses include the production and sale of crop and animal nutrients. International, federal, state and provincial standards: (i) require registration of many IMC Phosphates products before those products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as those manufactured by IMC Phosphates. The United States Environmental Protection Agency (EPA), the state of California and The Fertilizer Institute have each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on the available data, crop nutrient materials generally do not pose harm to human health. It is unclear whether any further evaluations may result in additional standards or regulatory requirements for the producing industries, including IMC Phosphates or its customers. At this stage, it is the opinion of PLP management that the potential impact of these standards on the market for the IMC Phosphates' products or on the expenditures that may be necessary to meet new requirements will not have a material adverse effect on PLP's financial position or results of operations.

Operating Requirements and Impacts

Permitting

IMC Phosphates holds numerous environmental, mining and other permits or approvals authorizing operation at each of its facilities. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on IMC Phosphates' ability to continue operations at the affected facility. Expansion of IMC Phosphates' operations also is predicated upon securing the necessary environmental or other permits or approvals. For instance, over the next two to six years, IMC Phosphates will be continuing its efforts to obtain permits in support of its anticipated Florida mining operations at the Ona and Pine Level properties. These properties contain in excess of 100.0 million tons of phosphate rock reserves. For years, IMC Phosphates has successfully permitted mining properties in Florida and anticipates that it will be able to permit these properties. Nevertheless, a denial of these permits or the issuance of permits with cost-prohibitive conditions would adversely impact IMC Phosphates by preventing it from mining at Ona or Pine Level.

Management of Residual Materials

Mining and processing of phosphate rock generates residual materials that must be managed. Overburden and sand tailings from rock mining are used in reclamation. Phosphate processing generates phosphogypsum that is stored in phosphogypsum stack systems. IMC Phosphates has incurred and will continue to incur significant costs to manage its phosphate residual materials in accordance with environmental laws, regulations and permit requirements.

Restructuring Charges

In connection with the Rightsizing Program, IMC Phosphates has discontinued mining or processing operations at a number of its facilities including the Payne Creek and Noralyn mines and the Nichols concentrates plant. Such discontinuation triggers decommissioning, closure and reclamation requirements under a number of Florida regulations and IMC Phosphates' permits. These activities were estimated to cost $41.0 million, for which reserves have been established. Although IMC Phosphates believes that it has reasonably estimated these costs, additional expenditures could be required to address unanticipated environmental conditions as they arise.

Remedial Activities

Remediation at PLP Facilities

Many of IMC Phosphates' facilities have been in operation for a number of years. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives, or process tailings at these facilities by IMC Phosphates and predecessor operators have resulted in soil, surface water and groundwater contamination. In addition, through its own prior but discontinued operations, PLP assumed responsibility for contamination at some crop nutrient or oil and gas facilities.

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

PLP believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that it may expend to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to PLP's acquisition of facilities or businesses from parties including ARCO; Conoco; The Williams Companies; Kerr-McGee Inc. and certain other private parties. PLP has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures.

For further discussion of remedial activities see Note 7 of PLP's Notes to Financial Statements and IMC Phosphates' Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Remediation at Third-Party Facilities

Along with impacting the sites at which PLP has operated, parties have alleged that historic operations at PLP or IMC Phosphates sites have resulted in contamination to neighboring off-site areas or third-party facilities. In some instances, PLP or IMC Phosphates have agreed, pursuant to consent orders with appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. Remedial liability at these sites, either alone or in the aggregate, currently is not expected to be material to PLP. As more information is obtained regarding these sites, this expectation could change.

For further discussion of off-site remedial activities see Note 7 of PLP's Notes to Financial Statements and IMC Phosphates' Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Superfund

The Comprehensive Environmental Response Compensation and Liability Act (Superfund) imposes liability, without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, PLP is involved or concluding involvement at less than five Superfund or equivalent state sites. PLP's remedial liability at these sites, either alone or in the aggregate, is not currently expected to be material. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Employees

PLP has no employees. Substantially all individuals who perform services for IMC Phosphates are employed by IMC Phosphates MP, Inc. (MP Co.). As of December 31, 2000, MP Co. had 3,217 employees. The work force consisted of 766 salaried employees, 2,450 hourly employees and one temporary or part-time employee.

Labor Relations

MP Co. has three collective bargaining agreements with the affiliated local chapters of the same international union. As of December 31, 2000, approximately 90 percent of the hourly work force were covered under collective bargaining agreements. One agreement was successfully re-negotiated during 2000. Two agreements covering approximately 45 percent of the union hourly work force will expire in 2001. MP Co. has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

Relationship Between PLP and IMC

Management and Ownership

IMC serves as General Partner of PLP and the management and officers of IMC perform all PLP management functions and carry out the activities of PLP. As of December 31, 2000, IMC held partnership interests that represented an approximate 51.6 percent interest in PLP. As a result of IMC's position as General Partner and of its ownership interest, IMC has the ability to control all matters relating to the management of PLP, including any determination with respect to the acquisition or disposition of PLP assets, future issuance of additional debt or other securities of PLP and any distributions payable in respect of PLP's partnership interests. In addition to such other obligations it may assume, IMC has a general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the public unitholders of partnership interests.

During 2000, PLP distributed $0.09 per unit to the public unitholders. On February 2, 2001, PLP announced that it would not make a cash distribution for the quarter ended December 31, 2000. Total unpaid cash distributions due to IMC of $431.3 million existed as of December 31, 2000. PLP's distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC is entitled to recover its unpaid cash distributions on a quarterly basis from one half of any excess of future quarterly distributions over $0.60 cents per unit for all units.

Financing Arrangements

Reference is made to the information set forth in Note 5 of PLP's Notes to Financial Statements and IMC Phosphates' Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

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

Item 3. Legal Proceedings.

For information on legal and environmental proceedings, see Note 7, of PLP's Notes to Financial Statements and IMC Phosphates' Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

In addition, on March 28, 2001, plaintiffs from Pensacola, Florida filed a class-action lawsuit against Agrico Chemical Company, a subsidiary of PLP (Agrico) and a number of unrelated defendants. (Samples et al. vs.Conoco Inc. et al., Circuit Court of the First Judicial Circuit, Escambia County Florida). The suit primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages purportedly arising from releases to groundwater occurring at the Agrico Superfund Site in Pensacola, Florida (Site). As a division of Conoco Inc. and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce fertilizer and fertilizer-related materials. PLP has not yet been served in the litigation and management cannot determine the magnitude of any exposure to PLP; however, PLP intends to vigorously contest this action and to seek any indemnification to which it may be entitled. Under an order from the EPA, Conoco Inc. and The Williams Companies have completed remediation of Site soils. Pursuant to an indemnification agreement with PLP, The Williams Companies have assumed responsibility for any on-site remedial costs that Agrico might incur.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II.

Item 5. Market for Registrant's Partnership Units and Related Unitholder Matters.

PLP's partnership units trade on the NYSE under the symbol PLP. The PLP unit price is reported daily in the financial press under "PLP" in most listings of NYSE securities. As of March 15, 2001, the number of holders of record of the partnership's units was 7,005. Under federal law, ownership of PLP units is limited to "United States citizens." A United States citizen is defined as a person who is eligible to own interests in federal mineral leases, which generally includes: (i) United States citizens; (ii) domestic entities owned by United States citizens; and (iii) domestic corporations owned by United States citizens and/or certain foreign persons. The following table sets forth, for the periods indicated, the range of high and low sales prices, from the composite tape for NYSE issues.

	2000		1999
	High	Low	High	Low

First Quarter	$ 10.25	$ 7.88	$ 12.06	$ 10.63
Second Quarter	$ 8.63	$ 5.88	$ 11.94	$ 10.50
Third Quarter	$ 6.44	$ 4.50	$ 10.81	$ 9.75
Fourth Quarter	$ 4.75	$ 3.13	$ 10.69	$ 9.75

Ownership as of December 31, 2000 was as follows:

	Units	Percent

Public unitholders	50,080,645	48.4
IMC	53,385,133a	51.6
	103,465,778 =========	100.0 ====

a Includes 1,036,983 of partnership interests beneficially owned by IMC.

Cash distributions declared and paid to public unitholders during 2000 totaled $0.09 per unit. Cash distributions to public unitholders are determined by available distributable cash resulting from operations of the partnership and the terms of the PLP Agreement. Distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC will be entitled to receive the unpaid cash distributions, totaling $431.3 million as of December 31, 2000, from one-half of the quarterly distributable cash after the payment of $0.60 per unit to all unitholders. Cash paid during 2000 and 1999 is shown below:

2000
Distribution Per Unit	Record Date	Payment Date

$0.09	Feb. 8, 2000	Feb. 14, 2000

1999
Distribution Per Unit	Record Date	Payment Date

$0.10	Feb. 8, 1999	Feb. 12, 1999
$0.03	May 10, 1999	May 14, 1999
$0.30	Aug. 6, 1999	Aug. 13, 1999

Item 6. Selected Financial Data.

Five Year Comparisona
(Dollars in millions, except per unit amounts)

Years ended December 31
	2000	1999b	1998c	1997d	1996e
Statement of Operations Data:
Net sales	$ -	$ -	$ -	$ 158.7	$ 176.0
Gross margins	$ -	$ -	$ -	$ (386.3)	$ 20.7
Operating loss	$ -	$ -	$ -	$ (442.4)	$ (17.3)
Equity in earnings of IMC Phosphates	$ 28.9	$ 49.6	$ 95.5	$ 154.7	$ 226.0

Earnings (loss) from continuing operations	$ (19.1)	$ 6.3	$ 53.5	$ (323.5)	$ 177.3
Total loss from discontinued operations	-	(27.4)	(21.2)	(17.1)	-
Cumulative effect of a change in accounting principle	-	(2.6)	-	-	-
Extraordinary charge - debt retirement	-	-	-	(14.5)	-
Earnings (loss)	$ (19.1) =====	$ (23.7) =====	$ 32.3 =====	$ (355.1) =====	$ 177.3 =====

Earnings (loss) per unit:
Earnings (loss) from continuing operations	$ (0.18)	$ 0.06	$ 0.51	$ (3.12)	$ 1.71
Total loss from discontinued operations	-	(0.27)	(0.20)	(0.17)	-
Cumulative effect of a change in accounting principle	-	(0.02)	-	-	-
Extraordinary charge - debt retirement	-	-	-	(0.14)	-
Earnings (loss) per unit	$ (0.18) =====	$ (0.23) =====	$ 0.31 =====	$ (3.43) =====	$ 1.71 =====

Distributions per publicly held unit:
Cash	$ 0.09	$ 0.43	$ 0.22	$ 1.34	$ 2.44
Property	-	-	-	1.21	-

Average units outstanding	103.5	103.5	103.5	103.5	103.5

Balance Sheet Data (as of December 31):
Total assets	$ 336.2	$ 347.1	$ 455.2	$ 450.5	$1,009.6
Long-term debt, including current portion	$ 468.2	$ 456.4	$ 461.2	$ 455.8	$ 350.0
Partners' capital (deficit)	$ (255.8)	$ (227.4)	$ (159.0)	$ (168.4)	$ 359.7

a Restated to reflect the impact of Emerging Issues Task Force (EITF) 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." See Note 1 of PLP's Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for more detail.
b Equity in earnings of IMC Phosphates includes special charges of $55.4 million, or $0.54 per unit. See "Special Charges," in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for detail of the charges.
c Equity in earnings of IMC Phosphates includes special charges of $62.6 million, or $0.61 per unit. See "Special Charges," in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for detail of the charges.
d Equity in earnings of IMC Phosphates includes special charges of $406.0 million, or $3.92 per unit. Also includes a $14.5 million extraordinary loss, or $0.14 per unit, relating to early extinguishment of debt. Net sales, gross margins and operating loss primarily represent the former sulphur operations of PLP, which were distributed pro rata in 1997.
e Includes a gain of $11.9 million, or $0.12 per unit, resulting from the increase in PLP's ownership of IMC Phosphates and special charges of $3.0 million, or $0.03 per unit, for asset valuations at IMC Phosphates. Net sales, gross margins and operating loss primarily represent the former sulphur operations of PLP, which were distributed pro rata in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and accompanying notes of PLP and IMC Phosphates. PLP's continuing business operations consist of its 41.5 percent joint venture ownership interest in IMC Phosphates. The amounts included in the IMC Phosphates' discussion are shown in total for the joint venture, unless otherwise noted.

RESULTS OF OPERATIONS

PLP

2000 Compared to 1999

PLP incurred a loss from continuing operations in 2000 of $19.1 million, or $0.18 per unit compared with earnings from continuing operations in 1999 of $61.7 million, or $0.60 per unit, excluding IMC Phosphates' special charges of $55.4 million, or $0.54 per unit (see Special Charges in IMC Phosphates).

The loss from continuing operations in 2000 resulted from significantly lower equity in earnings of IMC Phosphates due to reduced phosphate pricing and volumes as well as higher raw material costs; partially offset by savings from cost reductions programs.

PLP incurred a loss in 1999 of $23.7 million, or $0.23 per unit, including: (i) the IMC Phosphates' special charges of $55.4 million, or $0.54 per unit (see Special Charges in IMC Phosphates); (ii) a loss from discontinued operations of $27.4 million, or $0.27 per unit (see Discontinued Operations); and (iii) a $2.6 million charge, or $0.02 per unit, for the cumulative effect of a change in accounting principle.

1999 Compared to 1998

Earnings from continuing operations in 1999 were $61.7 million, or $0.60 per unit, excluding IMC Phosphates' special charges of $55.4 million, or $0.54 per unit (see Special Charges in IMC Phosphates). Earnings from continuing operations in 1998 were $116.1 million, or $1.12 per unit, excluding IMC Phosphates' special charges of $62.6 million, or $0.61 per unit (see Special Charges in IMC Phosphates).

Earnings from continuing operations in 1999 reflected lower equity in earnings of IMC Phosphates caused by significantly reduced phosphate pricing and lower phosphate volumes. Partially offsetting the phosphate reductions were higher sales and earnings, driven by higher volumes and lower raw material costs for Feed Ingredients.

PLP incurred a loss in 1999 of $23.7 million, or $0.23 per unit, including: (i) the IMC Phosphates' special charges of $55.4 million, or $0.54 per unit (see Special Charges in IMC Phosphates); (ii) a loss from discontinued operations of $27.4 million, or $0.27 per unit (see Discontinued Operations); and (iii) a $2.6 million charge, or $0.02 per unit, for the cumulative effect of a change in accounting principle. PLP generated earnings in 1998 of $32.3 million, or $0.31 per unit, including: (i) the IMC Phosphates' special charges of $62.6 million, or $0.61 per unit (see Special Charges in IMC Phosphates); and (ii) a loss from discontinued operations of $21.2 million, or $0.20 per unit (see Discontinued Operations).

Discontinued Operations

PLP's results for the years ended December 31, 1999 and 1998 reflect the operations of PLP's multi-year oil and natural gas exploration program with MMR (Exploration Program) as discontinued operations. See Note 3 of PLP's Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

IMC Phosphates

2000 Compared to 1999

IMC Phosphates' net sales of $1,246.8 million in 2000 decreased 18 percent from $1,511.4 million in 1999. Lower average sales realizations of concentrated phosphates, particularly DAP, unfavorably impacted net sales by $165.0 million. Average DAP prices for 2000 fell 16 percent to $134 per short ton as compared to an average price of $160 per short ton for the twelve months of 1999. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $99.0 million. The majority of the volume decline resulted from decreased shipments of DAP which were lower by approximately 25 percent. The decrease in DAP volumes resulted principally from reduced international demand, primarily from Asia. Partially offsetting the decreased DAP volumes were higher domestic and international shipments of 11 percent for both GMAP and GTSP, resulting from increased marketing efforts. In the fourth quarter of 2000, IMC Phosphates adopted the provisions of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires shipping and handling costs to be included in Cost of goods sold in the Consolidated Statement of Earnings. Prior to the adoption of EITF No. 00-10, IMC Phosphates included these costs as a reduction of Net sales. Adoption of EITF No. 00-10 has no impact on gross margin dollars. The Consolidated Statement of Earnings has been restated for all prior periods to reflect the reclassification of shipping and handling costs in compliance with EITF No. 00-10.

Gross margins in 2000 of $101.9 million fell 62 percent from $265.8 million in 1999, excluding special charges of $11.3 million (see Special Charges). This decrease was primarily a result of the decreased prices and volumes discussed above, unfavorable raw material costs and higher idle plant costs. These unfavorable factors were partially offset by savings realized from the Rightsizing Program and Project Profit, which exceeded $70.0 million, and lower sulphur costs driven by a market oversupply. During 2000, the significant rise in the price of natural gas, a major component of production cost, negatively affected gross margins. Additionally, the higher idle plant costs incurred in 2000 were a result of the temporary idling of certain operations in Louisiana during the year. The Louisiana phosphate operations were temporarily idled at selected intervals in the third and fourth quarters of 2000 to balance market supply and demand.

Other expense, net of $3.0 million in 2000 fluctuated from other income of $8.3 million in 1999 primarily as a result of the absence of a gain on the sale of an investment in the first quarter of 1999 and the inclusion of a loss recognized on the securitization of accounts receivable in 2000.

1999 Compared to 1998

IMC Phosphates' net sales of $1,511.4 million in 1999 decreased 13 percent from $1,736.9 million in 1998. Lower average sales realizations of concentrated phosphates, particularly DAP, unfavorably impacted net sales by $125.0 million. DAP prices decreased throughout 1999 to a low, as of December 31, 1999, of approximately $130 per short ton as a result of the depressed agricultural economy. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $109.6 million. The majority of the volume decline resulted from decreased shipments of DAP and GTSP. The decline in domestic DAP and GTSP volumes was a result of lower agricultural commodity prices and the depressed agricultural economy. Internationally, decreased DAP volumes primarily resulted from reduced demand caused by lower crop purchases as a result of low grain prices and higher customer inventories. Partially offsetting these declines were improved volumes of animal feed ingredients.

Gross margins in 1999 of $265.8 million, excluding special charges of $11.3 million, fell 34 percent from $405.2 million in 1998, excluding special charges of $19.0 million (see Special Charges). This decrease was primarily a result of the decreased prices and volumes discussed above, partially offset by favorable raw material costs and savings realized from Project Profit.

Other income, net for 1999 of $8.3 million increased by $4.2 million from $4.1 million in 1998 primarily as a result of a gain on the sale of an investment in the first quarter of 1999.

Special Charges

During the fourth quarter of 1999, IMC Phosphates implemented the Rightsizing Program, which was designed to simplify and focus IMC Phosphates' core businesses. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, IMC Phosphates recorded a special charge of $126.0 million in the fourth quarter of 1999. For activity related to the Rightsizing Program, see Note 3 of IMC Phosphates' Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

In addition, during the fourth quarter of 1999, and in connection with the Rightsizing Program, IMC Phosphates undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, IMC Phosphates recorded a special charge of $7.5 million related to asset write-offs. This entire charge was included in Cost of goods sold.

During the fourth quarter of 1998, IMC Phosphates developed and began execution of Project Profit. Project Profit was comprised of four major initiatives: (i) the combination of certain activities within IMC's potash and phosphates business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of current business activities by eliminating businesses not deemed part of IMC Phosphates' core competencies; and (iv) reduction of headcount. In conjunction with Project Profit, IMC Phosphates recorded a special charge of $148.8 million in the fourth quarter of 1998. For activity related to Project Profit, see Note 3 of IMC Phosphates' Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

PLP generates cash through distributions from its joint venture investment in IMC Phosphates. Operating activities used $41.9 million of cash in 2000 compared with $31.7 million of cash generated by operating activities in 1999. This decrease in cash of $73.6 million resulted from reduced cash distributions from IMC Phosphates as a result of its lower earnings.

There was no investing activity in 2000 versus net cash provided by investing activities of $44.8 million in 1999. The disposition of the Exploration Program and PLP's investment in MMR in 1999 resulted in proceeds of $44.8 million.

Net cash provided by financing activities in 2000 was $2.5 million, which fluctuated by $52.0 million as compared to cash used by financing activities of $49.5 million in 1999. This change was primarily the result of a reduction in distributions to unitholders of $35.4 million and higher net debt proceeds of $16.6 million, both of which primarily resulted from decreased equity in earnings from IMC Phosphates.

In addition to distributions from IMC Phosphates, PLP and IMC Phosphates rely on borrowings from IMC as a principal source of liquidity. IMC, in turn, relies primarily on its $550.0 million long-term credit facility, maturing in December 2002, and its $250.0 million short-term credit facility, maturing in September 2001 (collectively, Credit Facilities).

In January 2001, IMC amended the Credit Facilities. In connection with these amendments, PLP and IMC Phosphates, as well as IMC's other material domestic subsidiaries, guaranteed the obligations of IMC under the Credit Facilities. The guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt by such entities to IMC and its other subsidiaries. Any payments under the guarantees would constitute a corresponding repayment of such intercompany debt.

The principal revisions that were made to the Credit Facilities by the January 2001 amendments were: (i) to restrict IMC's capital expenditures to an amount above the currently anticipated capital expenditure level; (ii) to generally restrict the payment of dividends, distributions and certain other payments to an aggregate of $40.0 million per year, other than as required in connection with IMC's interest in PLP; (iii) to amend certain financial covenants (leverage ratio and interest coverage ratio), including retroactive amendments to those covenants as of December 31, 2000; (iv) to provide for the issuance of guarantees of the Credit Facilities by certain IMC subsidiaries (including PLP and IMC Phosphates) as described below; (v) to add the requirement to secure the Credit Facilities under certain circumstances as described below; (vi) to provide for the contingent reduction of lending commitments in the event of asset sales and equity issuances as described below; (vii) to add PLP as a borrower under the Credit Facilities; and (viii) to increase applicable commitment fees and interest rates. Commitment fees associated with the short-term and long-term facilities vary depending upon IMC's credit ratings and, as of the effective date of the January 2001 amendment, were 20.0 basis points and 22.5 basis points, respectively. Interest rates associated with the short-term and long-term facilities also vary depending upon IMC's credit ratings and, as of the effective date of the January 2001 amendment, were LIBOR plus 117.5 basis points and LIBOR plus 115.0 basis points, respectively.

The amount available for borrowing under the Credit Facilities is reduced by the balances of commercial paper, letters of credit and guarantees. As of December 31, 2000, IMC had a total of $1.6 million of commercial paper. Outstanding letters of credit (issued pursuant to the long-term credit facility) as of December 31, 2000 totaled $41.6 million. Net available borrowings under the Credit Facilities as of December 31, 2000 were $381.8 million. Under the Credit Facilities, as amended, 50 percent of certain asset sale proceeds (including proceeds from proposed major divestitures) and new equity issuances will be applied to reduce the lending commitments under the Credit Facilities, on a pro rata basis, up to a maximum commitment reduction of $150.0 million.

The Credit Facilities are currently unsecured but, as a result of the recent amendments, borrowings by IMC are now guaranteed by IMC's material domestic subsidiaries. Such guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. IMC has agreed to secure the facilities with substantially all of the stock and other equity interests and the assets of its domestic subsidiaries (which include PLP and IMC Phosphates) and with a portion of the stock and other equity interests of its foreign subsidiaries in the event that either: (i) IMC's credit rating on its senior unsecured long-term debt securities declines to BB (S&P) or Ba2 (Moody's); or (ii) IMC is unable to maintain its leverage ratio (as defined in the Credit Facilities) below 4.40 to 1.00 as of March 31, 2001 or thereafter. As IMC does not currently anticipate that its leverage ratio will be below such level, IMC anticipates that the Credit Facilities will become secured subsequent to March 31, 2001. In addition, IMC has agreed to secure the facilities with substantially all of the stock and other equity interests of its domestic subsidiaries and with a portion of the stock and other equity interests of its foreign subsidiaries in the event that IMC's credit rating declines to BB+ (S&P) and Ba1 (Moody's). Any such security granted by PLP or IMC Phosphates would only secure the amount of their limited guarantees of the Credit Facilities plus the amount of any loans and letters of credit under the Credit Facilities to or for the account of PLP or IMC Phosphates. In either event, debt issued under certain other debt instruments of IMC and its subsidiaries (including PLP) will participate on an equal and ratable basis with the lenders under the Credit Facilities in the security interest granted in certain of the collateral that secures the Credit Facilities. In the event that IMC becomes obligated to secure the Credit Facilities with assets that include accounts receivable, IMC will be required to terminate its existing accounts receivable securitization facility (Securitization Facility). See Note 4 of IMC Phosphates' Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

The Credit Facilities, as amended, contain provisions which: (i) restrict the ability of IMC and its subsidiaries to dispose of a substantial portion of its consolidated assets; (ii) limit the creation of additional liens on IMC's and its subsidiaries' assets; and (iii) limit IMC's subsidiaries' incurrence of debt. The Credit Facilities also contain a leverage ratio test, an interest coverage ratio test and other covenants.

PLP anticipates that its cash, other liquid assets, and operating cash flow, together with available borrowings from IMC, will be sufficient to meet its' and IMC Phosphates' operating expenses and capital expenditures and service its' debt requirements as they become due. However, the ongoing ability of PLP and IMC Phosphates to meet their debt service and other obligations will depend upon their continued ability to obtain any necessary borrowings from IMC and IMC's continued ability to make such borrowings available and to maintain existing borrowings in place (all of which are made on a demand basis). Although IMC has no present intention to demand repayment of existing or future borrowings, IMC's ability to make available or maintain such borrowings may depend upon IMC's ongoing ability to meet its debt service and other obligations. These debt service and other obligations include $207.8 million in maturities of short-term and long-term debt that come due in the second half of 2001 and the potential of up to $100.0 million of financing under the Securitization Facility. IMC's ability to meet these obligations and to comply with the financial covenants in the Credit Facilities will be dependent upon the future performance of PLP, IMC Phosphates and IMC, which in turn will be subject to financial, business and other factors, certain of which are beyond their control, such as prevailing economic and industry conditions, prices and other market conditions for their products and upon IMC's ability to complete proposed major asset sales on acceptable terms. However, if product prices and other market conditions do not improve in the early part of 2001 or if IMC is unable to complete major asset sales, there is no assurance that IMC will be able to comply with applicable financial covenants. If IMC is unable to comply with such covenants, IMC would be unable to borrow additional amounts under the Credit Facilities in the absence of an additional waiver or amendment from the requisite lenders under the Credit Facilities. IMC is currently actively exploring alternative financing possibilities, including a replacement or significant revision of the Credit Facilities and the issuance of subordinated debt. However, there can be no assurance that IMC's efforts in this regard will be successful.

CONTINGENCIES

Reference is made to Note 7 of PLP's Notes to Financial Statements and IMC Phosphates' Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

ENVIRONMENTAL

Reference is made to "Other Matters - Environmental, Health and Safety Matters," in Part I, Item 1, of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended by SFAS No. 137 and SFAS No. 138, which require companies to adopt its provisions on January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on PLP's financial statements.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where PLP or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by PLP for its products; constraints on supplies of raw materials used in manufacturing certain of PLP's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving PLP; and other risk factors reported from time to time in PLP's Securities and Exchange Commission (SEC) reports.

Item 7a.Quantitative and Qualitative Disclosures about Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less to reduce the effects of changing raw material prices, but not for trading purposes. Gains and losses on these contracts are deferred until settlement and recorded as a component of underlying inventory costs when settled. The notional value of IMC Phosphates' natural gas forward purchase contracts was $1.1 million and $10.4 million as of December 31, 2000 and 1999, respectively. The market value of these contracts is estimated based on the amount that IMC Phosphates would receive or pay to terminate the contracts, and was not significantly different from the notional value as of December 31, 2000 and 1999. The impact of the settlement of these contracts resulted in a gain of $5.1 million in 2000 and was immaterial to IMC Phosphates in 1999 and 1998.

PLP conducted sensitivity analyses of these derivatives and other financial instruments assuming the following: (i) a one percentage point adverse change in interest rates; and (ii) a ten percent adverse change in the purchase price of natural gas, ammonia and sulphur from their actual levels as of December 31, 2000. Holding all other variables constant, the hypothetical adverse changes would not materially affect PLP's financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in PLP's financial structure.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Partners of Phosphate Resource Partners Limited Partnership:

We have audited the accompanying balance sheet of Phosphate Resource Partners Limited Partnership (Partnership), a Delaware Limited Partnership, as of December 31, 2000 and 1999 and the related statements of operations, cash flows and partners' deficit for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Partnership changed its method of accounting for its IMC Phosphates' investment in 2000 to conform to Financial Accounting Standards Board EITF 00-01 and its method of accounting for start-up activities in 1999 to conform with American Institute of Certified Public Accountants Statement of Position 98-5.

Ernst & Young LLP
Chicago, Illinois
January 30, 2001

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
Statement of Operations
(In millions, except per unit amounts)

Years Ended December 31
	2000	1999	1998

Equity in earnings of IMC Phosphates	$ 28.9	$ 49.6	$ 95.5

Selling, general and administrative expenses	10.9	9.2	7.9
Interest expense	35.5	34.4	35.3
Other (income) expense, net	1.6	(0.3)	(1.2)
Earnings (loss) from continuing operations	(19.1)	6.3	53.5
Discontinued operations:
Loss from discontinued operations	-	(5.0)	(21.2)
Loss on disposal	-	(22.4)	-
Total loss from discontinued operations	-	(27.4)	(21.2)
Earnings (loss) before cumulative effect of a change in accounting principle	(19.1)	(21.1)	32.3
Cumulative effect of a change in accounting principle	-	(2.6)	-
Earnings (loss)	$ (19.1) =======	$ (23.7) =======	$ 32.3 =======

Earnings (loss) per unit:
Earnings (loss) from continuing operations	$ (0.18)	$ 0.06	$ 0.51
Total loss from discontinued operations	-	(0.27)	(0.20)
Cumulative effect of a change in accounting principle	-	(0.02)	-
Earnings (loss)	$ (0.18) =======	$ (0.23) =======	$ 0.31 =======

Average units outstanding	103.5	103.5	103.5

Distribution paid per publicly held unit	$ 0.09	$ 0.43	$ 0.22

 See Notes to Financial Statements

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
Balance Sheet
(In millions)

December 31
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$ -	$ 39.4
Due from IMC Phosphates	41.5	14.0
Other current assets	-	0.1
Total current assets	41.5	53.5

Investment in IMC Phosphates	293.8	292.4
Other assets	0.9	1.2

Total assets	$ 336.2 =====	$ 347.1 =====

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 9.9	$ 7.3
Due to IMC Global	5.5	-
Total current liabilities	15.4	7.3

Long-term debt, less current maturities	468.2	456.4
Other noncurrent liabilities	108.4	110.8
Partners' deficit	(255.8)	(227.4)

Total liabilities and partners' deficit	$ 336.2 ======	$ 347.1 ======

See Notes to Financial Statements

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
Statement of Cash Flows
(In millions)

Years Ended December 31
	2000	1999	1998
Cash flows from operating activities
Earnings (loss)	$ (19.1)	$ (23.7)	$ 32.3
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Equity in earnings of IMC Phosphates	(28.9)	(47.0)	(95.5)
Cash distributions paid by IMC Phosphates	-	113.6	120.9
Oil and gas exploration expenses	-	-	14.7
Loss on sale of business	-	22.4	-
Other	(2.1)	(28.5)	2.5
Changes in
Receivables	-	3.9	1.5
Other current assets	0.1	0.4	0.6
Accounts payable and accrued liabilities	2.6	(9.4)	(12.2)
Due to IMC Global	5.5	-	-
Net cash provided by (used in) operating activities	(41.9)	31.7	64.8

Cash flows from investing activities
Capital expenditures	-	-	(44.4)
Proceeds from sale of business	-	32.0	-
Other	-	12.8	-
Net cash provided by (used in) investing activities	-	44.8	(44.4)

Cash flows from financing activities
Cash distributions to unitholders	(9.3)	(44.7)	(22.9)
Proceeds from issuance of long-term debt	25.4	0.4	5.4
Payments of long-term debt	(13.6)	(5.2)	-
Net cash provided by (used in) financing activities	2.5	(49.5)	(17.5)
Net change in cash and cash equivalents	(39.4)	27.0	2.9
Cash and cash equivalents at beginning of year	39.4	12.4	9.5
Cash and cash equivalents at end of year	$ - =====	$ 39.4 =====	$ 12.4 =====

Supplemental cash flow disclosure
Interest paid	$ 35.6 =====	$ 34.2 =====	$ 35.2 =====

See Notes to Financial Statements

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
Statement of Partners' Deficit
(In millions)

Units Outstanding Partners' Deficit
	General	Limited	Total	General	Limited	Total
Balance as of December 31, 1997	53.4	50.1	103.5	$ (86.9)	$ (81.5)	$(168.4)
Earnings	-	-	-	16.7	15.6	32.3
Unitholder distributions	-	-	-	(11.9)	(11.0)	(22.9)

Balance as of December 31, 1998	53.4	50.1	103.5	(82.1)	(76.9)	(159.0)
Loss	-	-	-	(12.2)	(11.5)	(23.7)
Unitholder distributions	-	-	-	(23.1)	(21.6)	(44.7)

Balance as of December 31, 1999	53.4	50.1	103.5	(117.4)	(110.0)	(227.4)
Loss	-	-	-	(9.9)	(9.2)	(19.1)
Unitholder distributions	-	-	-	(4.8)	(4.5)	(9.3)

Balance as of December 31, 2000	53.4 ===	50.1 ===	103.5 ====	$(132.1) =====	$(123.7) =====	$(255.8) =====

 See Notes to Financial Statements

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
Notes to Financial Statements
(Dollars in millions, except per unit amounts)

 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Ownership

The financial statements of PLP, a Delaware limited partnership, include its investment in IMC Phosphates, which is accounted for using the equity method. The activities of IMC Phosphates, 41.5 percent owned by PLP, include: (i) the mining and sale of phosphate rock; and (ii) the production, distribution and sale of concentrated phosphates, animal feed ingredients, and related products. During the second quarter of 2000, the FASB issued EITF 00-01, which requires PLP to account for its investment in IMC Phosphates using the equity method rather than the proportional consolidation method. Under the equity method, PLP's investment in IMC Phosphates is displayed as a single amount in PLP's Balance Sheet and PLP's share of IMC Phosphates earnings or losses is displayed as a single amount in PLP's Statement of Operations. Under the previous proportional consolidation method, IMC Phosphates' assets and liabilities were displayed, on a proportionate gross basis, in the PLP Balance Sheet and the related results of operations were similarly displayed in PLP's Statement of Operations. Prior year financial statements have been restated to reflect this new accounting method. PLP's investment in the carrying value of IMC Phosphates differs from its 41.5 percent ownership percentage of the net assets by $122.1 million, which is being amortized over 10.5 years. See IMC Phosphates' Consolidated Financial Statements included herein for additional information concerning this investment.

Prior to its disposition in the fourth quarter of 1999, PLP's interest in the Exploration Program was proportionately consolidated at a rate of 56.4 percent of the exploration costs and 47.0 percent of the profits derived from oil and gas producing properties. The oil and gas operations have been presented as discontinued operations (Note 3). Certain amounts in the financial statements for periods prior to December 31, 2000 have been reclassified to conform to the current presentation.

On a quarterly basis, IMC Phosphates records a payable for cash distributions to IMC and PLP based on formulas and sharing ratios as defined in the Partnership Agreement. Sharing ratios for all IMC Phosphates' operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP. Distributable cash (as defined in the Partnership Agreement) for the years ended December 31, 2000, 1999 and 1998 totaled $99.5 million, $171.2 million and $333.3 million, respectively.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

PLP considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. IMC Phosphates' cash and cash equivalents are not available to PLP until a distribution is paid by IMC Phosphates.

Accrued Environmental Costs

Through IMC Phosphates, PLP produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local EHS laws which regulate, or propose to regulate: (i) product content; (ii) use of products by both IMC Phosphates' and its customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from IMC Phosphates' facilities; (vi) disposal of hazardous and solid wastes; and (vii) post-mining land reclamation. Compliance with these laws often requires PLP to incur costs. PLP has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by PLP or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites. At facilities currently or formerly owned by PLP or its corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives, have resulted in soil, surface water, and groundwater contamination, sometimes requiring PLP to undertake or fund cleanup efforts.

Of the environmental costs discussed above, the following environmental costs are charged to operating expense: fines, penalties and certain remedial action to address violations of the law; remediation of properties that are currently or were formerly owned or operated by PLP, or its predecessors, when those properties do not contribute to current or future revenue generation; and liability for remediation of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites. Contingent environmental liabilities are recorded for environmental investigatory and non-capital remediation costs at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent and the likelihood of an unfavorable outcome is probable. PLP cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites currently under investigation, sites for which investigations have not been performed, or sites at which unanticipated conditions are discovered.

Income Taxes

PLP is not a taxable entity; therefore, no income taxes are reported in its financial statements.

Recently Issued Accounting Standards

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities," which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, PLP capitalized its start-up costs. PLP adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and in accordance with SOP 98-5 recorded a charge for the cumulative effect of an accounting change of $2.6 million in order to expense start-up costs that had been previously capitalized.

2.   SALE OF INVESTMENT IN MMR

In November 1998, McMoRan Oil & Gas Co. (MOXY) and Freeport Sulphur Company merged and became wholly-owned subsidiaries of a newly formed holding company, MMR (MMR Merger). MOXY stockholders received 0.2 MMR shares for each common share of MOXY held at the time of the MMR Merger which resulted in PLP owning 0.8 million shares, or approximately six percent, of outstanding MMR common stock. Subsequently, in the second quarter of 1999, PLP sold its entire investment in MMR stock. In connection with the sale, PLP received proceeds of $12.8 million and recorded a loss of $0.7 million.

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

4.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts payable and accrued liabilities:
	2000	1999

Accounts payable	$ 1.9	$ 1.2
Interest	4.1	4.1
Other	3.9	2.0
Accounts payable and accrued liabilities	$ 9.9 ====	$ 7.3 ====

Other noncurrent liabilities:
	2000	1999

Employee and retiree benefits	$ 106.8	$ 109.2
Environmental	1.6	1.6
Other noncurrent liabilities	$ 108.4 ====	$ 110.8 ====

5.   FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:

	2000	1999
Notes payable to IMC	$ 312.5	$ 300.7
7.0% Senior notes due 2008	150.0	150.0
8.75% Senior subordinated notes due 2004	5.7	5.7
Total long-term debt	$ 468.2 ====	$ 456.4 ====

PLP has two separate credit agreements with IMC (IMC Agreements). One agreement is a demand note for up to $200.0 million and has a variable rate, based on LIBOR plus one percent, which was 7.8125 percent as of December 31, 2000, while the other agreement is an 8.75 percent demand note for up to $150.0 million. Interest under the IMC Agreements is payable quarterly. IMC has no present intention of demanding payment on the IMC Agreements prior to January 1, 2002; therefore these notes have been classified as long-term.

In January 2001, IMC amended its Credit Facilities. In connection with these amendments, PLP and IMC Phosphates, as well as IMC's other material domestic subsidiaries, guaranteed the obligations of IMC under the Credit Facilities. The guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt by such entities to IMC and its other subsidiaries. Any payments under the guarantees would constitute a corresponding repayment of such intercompany debt.

The principal revisions that were made to the Credit Facilities by the January 2001 amendments were: (i) to restrict IMC's capital expenditures to an amount above the currently anticipated capital expenditure level; (ii) to generally restrict the payment of dividends, distributions and certain other payments to an aggregate of $40.0 million per year, other than as required in connection with IMC's interest in PLP; (iii) to amend certain financial covenants (leverage ratio and interest coverage ratio), including retroactive amendments to those covenants as of December 31, 2000; (iv) to provide for the issuance of guarantees of the Credit Facilities by certain IMC subsidiaries (including PLP and IMC Phosphates) as described below; (v) to add the requirement to secure the Credit Facilities under certain circumstances as described below; (vi) to provide for the contingent reduction of lending commitments in the event of asset sales and equity issuances as described below; (vii) to add PLP as a borrower under the Credit Facilities; and (viii) to increase applicable commitment fees and interest rates. Commitment fees associated with the short-term and long-term facilities vary depending upon IMC's credit ratings and, as of the effective date of the January 2001 amendment, were 20.0 basis points and 22.5 basis points, respectively. Interest rates associated with the short-term and long-term facilities also vary depending upon IMC's credit ratings and, as of the effective date of the January 2001 amendment, were LIBOR plus 117.5 basis points and LIBOR plus 115.0 basis points, respectively.

The amount available for borrowing under the Credit Facilities is reduced by the balances of commercial paper, letters of credit and guarantees. As of December 31, 2000, IMC had a total of $1.6 million of commercial paper. Outstanding letters of credit (issued pursuant to the long-term credit facility) as of December 31, 2000 totaled $41.6 million. Net available borrowings under the Credit Facilities as of December 31, 2000 were $381.8 million. Under the Credit Facilities, as amended, 50 percent of certain asset sale proceeds (including proceeds from proposed major divestitures) and new equity issuances will be applied to reduce the lending commitments under the Credit Facilities, on a pro rata basis, up to a maximum commitment reduction of $150.0 million.

The Credit Facilities are currently unsecured but, as a result of the recent amendments, borrowings by IMC are now guaranteed by IMC's material domestic subsidiaries. Such guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. IMC has agreed to secure the facilities with substantially all of the stock and other equity interests and the assets of its domestic subsidiaries (which include PLP and IMC Phosphates) and with a portion of the stock and other equity interests of its foreign subsidiaries in the event that either (i) IMC's credit rating on its senior unsecured long-term debt securities declines to BB (S&P) or Ba2 (Moody's); or (ii) IMC is unable to maintain its leverage ratio (as defined in the Credit Facilities) below 4.40 to 1.00 as of March 31, 2001 or thereafter. As IMC does not currently anticipate that its leverage ratio will be below such level, IMC anticipates that the Credit Facilities will become secured subsequent to March 31, 2001. In addition, IMC has agreed to secure the facilities with substantially all of the stock and other equity interests of its domestic subsidiaries and with a portion of the stock and other equity interests of its foreign subsidiaries in the event that IMC's credit rating declines to BB+ (S&P) and Ba1 (Moody's). Any such security granted by PLP or IMC Phosphates would only secure the amount of their limited guarantees of the Credit Facilities plus the amount of any loans and letters of credit under the Credit Facilities to or for the account of PLP or IMC Phosphates. In either event, debt issued under certain other debt instruments of IMC and its subsidiaries (including PLP) will participate on an equal and ratable basis with the lenders under the Credit Facilities in the security interest granted in certain of the collateral that secures the Credit Facilities. In the event that IMC becomes obligated to secure the Credit Facilities with assets that include accounts receivable, IMC will be required to terminate its existing Securitization Facility (Note 4 of IMC Phosphates' Consolidated Financial Statements).

The Credit Facilities, as amended, contain provisions which: (i) restrict the ability of IMC and its subsidiaries to dispose of a substantial portion of its consolidated assets; (ii) limit the creation of additional liens on IMC's and its subsidiaries' assets; and (iii) limit IMC's subsidiaries' incurrence of debt. The Credit Facilities also contain a leverage ratio test, an interest coverage ratio test and other covenants.

On December 31, 2000, the estimated fair value of long-term debt described above was approximately equal to the carrying amount of such debt. The fair value was estimated by discounting the future cash flows using rates currently available to PLP for debt instruments with similar terms and remaining maturities.

6.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

PLP has certain non-contributory pension plans for former employees. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974.

PLP provides certain health care benefit plans for certain retired employees. The plans are unfunded. Employees are not vested and such benefits are subject to change.

The following table sets forth pension and postretirement obligations for defined benefit plans, plan assets and benefit cost as of and for the years ended December 31 based on a September 30 measurement date:

	Pension Plans		Other Benefits
	2000	1999	2000	1999
Change in benefit obligation
Benefit obligation as of January 1	$ 4.1	$ 4.7	$ 56.1	$ 56.8
Interest cost	0.3	0.3	5.2	5.2
Actuarial gain	-	(0.5)	(0.9)	(0.4)
Benefits paid	(0.2)	(0.4)	(7.4)	(5.5)
Benefit obligation as of December 31	$ 4.2 =====	$ 4.1 =====	$ 53.0 =====	$ 56.1 =====

Change in plan assets
Fair value as of January 1	$ 3.0	$ 2.8	$ -	$ -
Actual return	0.1	0.2	-	-
Partnership contribution	0.1	0.4	7.4	5.5
Benefits paid	(0.2)	(0.4)	(7.4)	(5.5)
Fair value as of December 31	$ 3.0 =====	$ 3.0 =====	$ - =====	$ - =====

Funded status of the plan	$ (1.2)	$ (1.1)	$ (53.0)	$ (56.1)
Unrecognized net gain	(0.8)	(1.1)	(51.8)	(50.9)
Accrued benefit cost	$ (2.0) =====	$ (2.2) =====	$(104.8) =====	$(107.0) =====

Amounts recognized in the balance sheet
Accrued benefit liability	$ (2.0) =====	$ (2.2) =====	$(104.8) =====	$(107.0) =====

Actuarial assumptions
Discount rate	7.75%	7.75%	7.75%	7.75%
Expected return on plan assets	9.50%	9.50%	-	-

For measurement purposes, a 6.3 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2000 decreasing gradually to 4.7 percent in 2004 and thereafter; and a 6.6 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2000 decreasing gradually to 5.0 percent in 2004 and thereafter.

Amounts applicable to the pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets are as follows:

	2000	1999

Projected benefit obligation	$ 4.2	$ 4.1
Accumulated benefit obligation	$ 4.2	$ 4.1
Fair value of plan assets	$ 3.0	$ 3.0

The components of net pension and other benefits cost were:

	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998

Service cost for benefits earned during the year	$ -	$ -	$ -	$ -	$ -	$ 0.1
Interest cost on projected benefit obligation	0.3	0.3	0.3	5.2	5.2	2.9
Return on plan assets	(0.3)	(0.3)	(0.2)	-	-	-
Net amortization and deferral	(0.1)	-	-	-	-	-
Net pension and other benefits expense	$ (0.1)	$ -	$ 0.1	$ 5.2	$ 5.2	$ 3.0

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease

Effect on total service and interest cost components	$ 0.2	$ (0.2)
Effect on postretirement benefit obligation	$ 2.7	$ (2.6)

7.   COMMITMENTS AND CONTINGENCIES

Environmental Matters

PLP has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by PLP or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites.

At facilities currently or formerly owned by PLP or its corporate predecessors, the historical use and handling of regulated chemical substances; crop and animal nutrients and additives have resulted in soil, surface water, and groundwater contamination. Spills or other unintended releases of regulated substances have occurred previously at these facilities and potentially could occur in the future, possibly requiring PLP to undertake or fund cleanup efforts. At some locations, PLP has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, PLP has entered into consent orders with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Expenditures for these known conditions currently are not expected to be material. However, material expenditures by PLP could be required in the future to remediate the contamination at these or at other current or former sites.

In a limited number of cases, PLP's current or former operations also allegedly resulted in soil, surface water or groundwater contamination to neighboring off-site areas or third-party facilities. On September 13, 1999, four plaintiffs from Lakeland, Florida filed a class-action lawsuit against Agrico, FTX, PLP and a number of unrelated defendants (Moore et al. vs. Agrico Chemical Company et al., Circuit Court of the Tenth Judicial Circuit, Polk County Florida, Case No. G99-2794). The suit seeks unspecified compensation for alleged property damage, medical monitoring, remediation of an alleged public health hazard and other damages purportedly arising from operation of the neighboring fertilizer and crop protection chemical facilities. Agrico owned the Landia portion of these facilities for approximately 18 months during the mid-1970s. Discovery has proceeded to determine whether it is appropriate to designate any of the claims for class resolution. The named plaintiffs and the defendants have reached an agreement in principle to settle the case which received preliminary approval from the court on March 6, 2001. Settlement is still contingent upon several conditions, including notification of class members, dismissal of objections, if any, and final court approval. While there can be no assurances that settlement will ultimately be fully approved after this process, both the defendants and the plaintiffs, as well as their counsel, are currently committed to working toward final settlement approval. If the settlement is fully and finally approved in its current form, the amount of funds that Agrico would be required to contribute to the settlement would not be material. Concurrent with this litigation, the EPA has determined that remediation of limited on-site and off-site contamination is necessary. Pursuant to an indemnification agreement with PLP, The Williams Companies have participated in remediation efforts required by the EPA and assumed responsibility for any on-site remedial costs that Agrico might incur.

Superfund, and equivalent state statutes, impose liability without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, PLP is involved or concluding involvement at less than five Superfund or equivalent state sites.

PLP believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by PLP to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to PLP's acquisition of facilities or businesses from parties including: ARCO; Conoco; The Williams Companies; Kerr-McGee Inc. and certain other private parties. PLP has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as any future anticipated expenses.

Other

PLP also has certain other contingent liabilities with respect to litigation, claims and guarantees of debt obligations to third parties arising in the ordinary course of business. PLP does not believe that any of these contingent liabilities will have a material adverse impact on PLP's financial position, results of operations or liquidity.

IMC PHOSPHATES COMPANY

REPORT OF INDEPENDENT AUDITORS

To the Partners of IMC Phosphates Company:

We have audited the accompanying consolidated balance sheet of IMC Phosphates Company (a Partnership) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of IMC Phosphates Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Phosphates Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in accordance with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, IMC Phosphates Company changed its method of accounting for start-up activities in 1999 to conform with American Institute of Certified Public Accountants SOP 98-5.

Ernst & Young LLP
Chicago, Illinois
January 30, 2001

IMC PHOSPHATES COMPANY
Consolidated Statement of Earnings
(In millions)

Years ended December 31
	2000	1999	1998
Net sales (including $48.1, $55.1 and $139.0 to IMC in 2000, 1999 and 1998, respectively)	$ 1,246.8	$ 1,511.4	$ 1,736.9
Cost of goods sold (including $214.1, $233.1 and $284.4 of charges and raw materials purchased from IMC in 2000, 1999 and 1998, respectively)	1,144.9	1,256.9	1,350.7
Gross margins	101.9	254.5	386.2

Selling, general and administrative expenses (including $33.6, $34.5 and $36.1 of charges from IMC in 2000, 1999 and 1998, respectively)	44.9	44.0	44.7
Restructuring activity (including $24.7 and $22.9 of charges from IMC in 1999 and 1998, respectively)	(1.2)	122.2	131.6
Operating earnings	58.2	88.3	209.9

Interest expense (including $11.3, $11.1 and $8.3 of interest charges from IMC in 2000, 1999 and 1998, respectively)	13.5	13.5	11.7
Other (income) expense, net	3.0	(8.3)	(4.1)
Earnings before cumulative effect of a change in accounting principle	41.7	83.1	202.3
Cumulative effect of a change in accounting principle	-	(6.2)	-
Earnings	$ 41.7 =====	$ 76.9 =====	$ 202.3 =====

IMC PHOSPHATES COMPANY
Consolidated Statement of Changes in Partners' Capital
(In millions)

Years ended December 31
	2000	1999	1998

Balance at January 1	$ 1,027.2	$ 1,197.0	$ 1,302.6

Earnings	41.7	76.9	202.3
Other comprehensive loss	-	-	(0.1)
Total comprehensive income	41.7	76.9	202.2
Distributions	(66.7)	(246.7)	(307.8)
Balance at December 31	$ 1,002.2 ======	$ 1,027.2 ======	$ 1,197.0 ======

 See Notes to Consolidated Financial Statements

IMC PHOSPHATES COMPANY
Consolidated Balance Sheet
(In millions)

December 31
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$ 7.0	$ 4.7
Receivables, net (including $0.2 and $0.9 due from IMC as of December 31, 2000 and 1999, respectively)	14.4	81.5
Inventories, net	221.1	222.9
Other current assets	6.1	0.6
Total current assets	248.6	309.7
Property, plant and equipment, net	1,363.7	1,366.3
Other assets	42.0	45.7
Total assets	$1,654.3 ======	$1,721.7 ======

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 146.7	$ 110.9
Accrued liabilities	76.5	74.1
Due to Partners, net	113.2	70.5
Current maturities of long-term debt (including $9.5 due to IMC as of December 31, 2000 and 1999)	10.4	10.3
Total current liabilities	346.8	265.8
Long-term debt, less current maturities (including $43.8 and $180.1 due to IMC as of December 31, 2000 and 1999, respectively)	71.7	208.8
Due to Partners, net	91.7	91.5
Other noncurrent liabilities	141.9	128.4
Partners' capital	1,002.2	1,027.2
Total liabilities and partners' capital	$1,654.3 ======	$1,721.7 ======

See Notes to Consolidated Financial Statements

IMC PHOSPHATES COMPANY
Consolidated Statement of Cash Flows
(In millions)

Years ended December 31
	2000	1999	1998
Cash Flows from Operating Activities
Earnings	$ 41.7	$ 76.9	$ 202.3
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	84.3	75.3	88.4
Restructuring charges	-	126.0	148.0
Other charges and credits, net	7.7	(1.4)	(17.6)
Changes in:
Receivables, net	67.1	41.5	(46.7)
Inventories, net	1.8	56.9	(16.8)
Other current assets	(5.5)	0.1	2.3
Accounts payable and accrued liabilities	38.2	7.2	2.1
Due to Partners, net	(23.9)	2.8	(11.3)
Net cash provided by operating activities	211.4	385.3	350.7

Cash Flows from Investing Activities
Capital expenditures	(75.3)	(94.9)	(83.9)
Proceeds from sale of property, plant and equipment	3.2	11.3	5.7
Net cash used by investing activities	(72.1)	(83.6)	(78.2)

Cash Flows from Financing Activities
Distributions to Partners	-	(275.0)	(317.9)
Proceeds from (payment of) revolving credit facility, net	(126.7)	(14.3)	8.0
Payments of short-term debt	-	-	(32.5)
Proceeds from long-term debt	-	-	117.4
Payments of long-term debt	(10.3)	(11.2)	(63.2)
Net cash used by financing activities	(137.0)	(300.5)	(288.2)

Net change in cash and cash equivalents	2.3	1.2	(15.7)
Cash and cash equivalents-beginning of year	4.7	3.5	19.2
Cash and cash equivalents-end of year	$ 7.0 =====	$ 4.7 =====	$ 3.5 =====

Supplemental cash flow disclosure:
Interest paid	$ 13.6 =====	$ 13.5 =====	$ 14.0 =====

Supplemental schedule of non-cash investing and financing activities:
Seller financed reserve purchase	$ - =====	$ - =====	$ 57.3 =====

See Notes to Consolidated Financial Statements

IMC PHOSPHATES COMPANY
Notes to Consolidated Financial Statements
(Dollars in millions, except as otherwise indicated)

1.   BASIS OF PRESENTATION

On July 1, 1993, IMC entered into a joint venture partnership with PLP, pursuant to which IMC and PLP contributed their respective phosphate businesses at net book value to create IMC Phosphates, a Delaware general partnership. IMC is the managing general partner and 51.6 percent owner of PLP. The activities of IMC Phosphates include the mining and sale of phosphate rock, as well as the production, distribution and sale of concentrated phosphates, animal feed ingredients and related products.

The managing partner of IMC Phosphates is MP Co. which is jointly owned by IMC and PLP and, through a management agreement, operates the business and affairs of IMC Phosphates. IMC Phosphates pays to MP Co. an annual fee (Administrative Fee) intended to compensate MP Co. for selling and administrative services provided by IMC and charged through MP Co. to IMC Phosphates. For the years ended December 31, 2000, 1999 and 1998, the Administrative Fee totaled $26.6 million, $26.2 million and $26.0 million, respectively, all of which was paid to MP Co.

On a quarterly basis, IMC Phosphates records a payable for cash distributions to IMC and PLP based on formulas and sharing ratios as defined in the Partnership Agreement. Sharing ratios for all IMC Phosphates' operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP. Distributable cash (as defined in the Partnership Agreement) for the years ended December 31, 2000, 1999 and 1998 totaled $99.5 million, $171.2 million and $333.3 million, respectively.

2.   ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of IMC Phosphates and all subsidiaries, which are more than 50 percent owned and controlled. All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the consolidated financial statements for periods prior to December 31, 2000 have been reclassified to conform to the current presentation.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized by IMC Phosphates upon the transfer of title to the customer, which is generally at the time product is shipped. For certain export shipments, transfer of title occurs outside of the United States.

In December 1999 the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance regarding revenue recognition in financial statements. SAB No. 101 was effective for the fourth quarter of 2000. IMC Phosphates performed a comprehensive review of its revenue recognition policies and determined that it is in compliance with SAB No. 101.

Cash Equivalents

IMC Phosphates considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

Domestically, IMC Phosphates sells its products to crop nutrient manufacturers, distributors and retailers primarily in the midwestern and southeastern United States. Internationally, IMC Phosphates' products are sold primarily through a U.S. export association. In 2000, 1999 and 1998, sales of phosphate crop nutrients to China accounted for approximately 17 percent, 22 percent and 21 percent, respectively, of IMC Phosphates' net sales; most sales to China are to one customer.

Inventories

Inventories are valued at the lower of cost or market (net realizable value). Cost for substantially all inventories is determined on a cumulative annual average cost basis.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Expenditures for replacements and improvements are capitalized; maintenance and repair expenditures, except for repair and maintenance overhauls (Turnarounds), are charged to operations when incurred. Expenditures for Turnarounds are deferred when incurred and amortized into Cost of goods sold on a straight-line basis, generally over an 18-month period. Turnarounds are large-scale maintenance projects that are performed regularly, usually every 18 to 24 months, on average. Turnarounds are necessary to maintain the operating capacity and efficiency rates of the production plants. The deferred portion of the Turnaround expenditures is classified in Other assets in the Consolidated Balance Sheet.

Depreciation and depletion expenses for mining operations, including mineral deposits, are determined using the unit-of-production method based on estimates of recoverable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 32 years; machinery and equipment, five to 32 years.

Accrued Reclamation Costs

IMC Phosphates produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local EHS laws which regulate, or propose to regulate: (i) product content; (ii) use of products by both IMC Phosphates' and its customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from IMC Phosphates' facilities; (vi) disposal of hazardous and solid wastes; and (vii) post-mining land reclamation. Compliance with these laws often requires IMC Phosphates to incur costs. IMC Phosphates has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites. At facilities currently or formerly owned by IMC Phosphates or its corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives, have resulted in soil, surface water, and groundwater contamination, sometimes requiring IMC Phosphates to undertake or fund cleanup efforts.

Of the environmental costs discussed above, the following environmental costs are charged to operating expense: fines, penalties and certain remedial action to address violations of the law; remediation of properties that are currently or were formerly owned or operated by IMC Phosphates, or its predecessors, when those properties do not contribute to current or future revenue generation; and liability for remediation of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites. Contingent environmental liabilities are recorded for environmental investigatory and non-capital remediation costs at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent and the likelihood of an unfavorable outcome is probable. IMC Phosphates cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites currently under investigation, sites for which investigations have not been performed, or sites at which unanticipated conditions are discovered.

Derivatives

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw materials prices, but not for trading purposes. Gains and losses on these contracts are deferred until settlement and recorded as a component of underlying inventory costs when settled. The notional value of IMC Phosphates' natural gas forward purchase contracts was $1.1 million and $10.4 million as of December 31, 2000 and 1999, respectively. The market value of these contracts is estimated based on the amount that IMC Phosphates would receive or pay to terminate the contracts, and was not significantly different from the notional amount as of December 31, 2000 and 1999. The impact of the settlement of these contracts resulted in a net gain to IMC Phosphates of $5.1 million in 2000 and was immaterial to IMC Phosphates in 1999 and 1998.

Income Taxes

IMC Phosphates' operating results are included in the income tax returns of IMC, PLP and the public unitholders. Accordingly, no provision for income taxes is included in the accompanying financial statements.

Recently Issued Accounting Standards

Derivative Instruments and Hedging Activities

In June 1998, FASB issued SFAS No. 133, subsequently amended by SFAS No. 137 and SFAS No. 138, which require companies to adopt its provisions on January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on IMC Phosphates' financial statements.

Shipping and Handling Fees and Costs

In the fourth quarter of 2000, IMC Phosphates adopted the provisions of EITF Issue No. 00-10, which requires shipping and handling costs to be included in Cost of goods sold in the Consolidated Statement of Earnings. Prior to the adoption of EITF No. 00-10, IMC Phosphates included these costs as a reduction of Net sales. Adoption of EITF No. 00-10 has no impact on gross margin dollars. The Consolidated Statement of Earnings has been restated for all prior periods to reflect the reclassification of shipping and handling costs in compliance with EITF No. 00-10.

Costs of Start-up Activities

In April 1998, the AICPA issued SOP 98-5, which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, IMC Phosphates capitalized its start-up costs. IMC Phosphates adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and in accordance with SOP 98-5 recorded a charge for the cumulative effect of an accounting change of $6.2 million in order to expense start-up costs that had been previously capitalized.

3.   RESTRUCTURING PLANS

During the fourth quarter of 1999, IMC Phosphates announced and began implementing the Rightsizing Program, which was designed to simplify and focus its operations. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities resulting from an optimization program to reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, IMC Phosphates recorded a restructuring charge of $126.0 million in the fourth quarter of 1999.

During the fourth quarter of 1998, IMC Phosphates developed and began execution of Project Profit. Project Profit was comprised of four major initiatives: (i) the combination of certain activities within IMC's potash and phosphates business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining and concentrated phosphate production/distribution operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of IMC Phosphates' core competencies; and (iv) reduction of headcount. In conjunction with Project Profit, IMC Phosphates recorded restructuring charges totaling $148.8 million in the fourth quarter of 1998.

Activity related to accruals for both the Rightsizing Program and Project Profit in 2000 was as follows:

	Accrual as of January 1, 2000	Cash Paid	Accrual as of December 31, 2000
Non-employee exit costs:
Demolition and closure costs	$ 69.2	$ 27.4	$ 41.8
Idled leased transportation equipment	8.8	4.4	4.4
Other	3.0	1.5	1.5

Employee headcount reductions:
Severance benefits	15.1	13.5	1.6

Total	$ 96.1 ====	$ 46.8 ====	$ 49.3 ====

The activity related to accruals for IMC Phosphates' restructuring programs during 1999 consisted of a beginning balance of $63.1 million from Project Profit reduced by cash payments of $27.9 million and increased by $60.9 million from the Rightsizing Program.

Non-Employee Exit Costs

As a result of the decision to permanently close certain of IMC Phosphates' facilities, IMC Phosphates recorded closure costs for demolition activities and incremental environmental land reclamation of the surrounding mined-out areas. All facilities were closed and IMC Phosphates expects the demolition, closure and reclamation activities to be completed by the end of 2010.

Additionally, IMC Phosphates decided to discontinue the transportation of ammonia from Louisiana to its phosphate operations in Florida. As a result, IMC Phosphates recorded a charge for the net present value of costs associated with permanently idling leased equipment used in the transportation of ammonia from Louisiana. The equipment lease will terminate in 2002.

Employee Headcount Reductions

As part of the Rightsizing Program and Project Profit, headcount reductions were implemented throughout IMC Phosphates. The majority of these reductions were a result of the closing and/or exiting of production operations, as discussed above. A total of 1,097 employees were terminated and had left IMC Phosphates by the end of December 31, 1999.

All restructuring charges were recorded as a separate line item on the Statement of Earnings, except for the finished goods inventory write-downs in 1998 and 1999, which were recorded in Cost of goods sold.

Other Charges

During the fourth quarter of 1999, and in connection with the Rightsizing Program, IMC Phosphates undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, IMC Phosphates recorded a special charge of $7.5 million related to asset write-offs. This entire charge was included in Cost of goods sold.

4.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Receivables
	2000	1999
Trade	$ 82.2	$ 79.4
Non-trade	14.9	7.2
	97.1	86.6
Less:
Allowances	5.8	5.1
Receivables securitization, net	76.9	-
Receivables, net	$ 14.4 ====	$ 81.5 ====

The carrying value of accounts receivable approximated the estimated fair value of such assets due to their short maturity.

In September 2000, IMC entered into the Securitization Facility which expires on September 28, 2001, unless extended by IMC, and in any event no later than September 26, 2003. The Securitization Facility allows IMC and certain of its' subsidiaries, including IMC Phosphates to sell without recourse, on an on-going basis, certain of their trade accounts receivable to a wholly-owned unconsolidated special purpose entity (SPE). The SPE in turn may sell an interest in such receivables to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPE from the financial conduit are used to pay IMC and its' subsidiaries for a portion of the purchase price of the receivables. As of December 31, 2000, the outstanding balance of trade accounts receivable sold to the SPE was $76.9 million. Since the inception of the SPE, IMC Phosphates has received proceeds from new securitizations of $347.1 million and proceeds from collections reinvested in previous securitizations of $264.1 million.

The SPE pays for the remainder of the purchase price of the receivables through the issuance of notes payable to IMC, which bear interest at the Federal Funds Rate (6.50% at December 31, 2000) and are due no later than one year after the termination of the Securitization Facility.

As of December 31, 2000, the outstanding balance of trade accounts receivable, net of allowances, sold to the SPE by IMC Phosphates was $76.9 million, which represents the sale of substantially all eligible receivables by IMC Phosphates as of that date. Net proceeds of the sale of the receivables by IMC Phosphates reduced working capital loans payable to IMC.

In the event that IMC becomes obligated to secure its recently amended short-term and long-term credit facilities with assets (including accounts receivable), IMC will terminate its existing accounts receivable securitization facility ( Note 5).

Inventories
	2000	1999

Products (principally finished)	$ 181.4	$ 178.7
Operating materials and supplies	45.7	48.0
	227.1	226.7
Less: Inventories allowances	(6.0)	(3.8)
Inventories, net	$ 221.1 =======	$ 222.9 =======

Property, Plant and Equipment
	2000	1999

Land	$ 74.2	$ 75.3
Mineral properties and rights	510.2	506.4
Buildings	290.9	264.0
Machinery and equipment	1,721.7	1,659.9
Construction in progress	78.4	98.9
	2,675.4	2,604.5
Accumulated depreciation and depletion	(1,311.7)	(1,238.2)
Property, plant and equipment, net	$ 1,363.7 =======	$1,366.3 ======

Machinery and equipment includes $0.7 million and $8.7 million of additions for capitalized internal use software costs for the year ended December 31, 2000 and 1999, respectively. These costs were allocated to IMC Phosphates from IMC and subsequently reimbursed. As of December 31, 2000 and 1999, the net book value of these assets totaled $8.7 million and $15.6 million, respectively.

As of December 31, 2000, idle facilities of IMC Phosphates included two concentrated phosphate plants, which will remain closed subject to improved market conditions. The net book value of these facilities totaled $64.8 million. In the opinion of management, the net book value of IMC Phosphates' idle facilities is not in excess of net realizable value.

In January 2001, IMC Phosphates announced the temporary idling of production at all remaining phosphate fertilizer facilities in Louisiana. The decision was made to better balance supply and demand in response to a depressed agricultural market. The net book value of these additional idle facilities totaled $122.2 million and was not in excess of their net realizable value.

Accrued Liabilities
	2000	1999

Mining, property and sales & use taxes	$ 20.8	$ 10.3
Restructuring	27.1	48.9
Other	28.6	14.9
	$ 76.5 =====	$ 74.1 =====

See Note 3 for detail on the restructuring reserves.

Other Noncurrent Liabilities
	2000	1999

Land reclamation	$ 80.9	$ 92.9
Deferred revenue	35.2	-
Restructuring	21.6	31.4
Other	4.2	4.1
	$ 141.9 =====	$ 128.4 =====

See Note 3 for detail on the restructuring reserves.

5.  FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:

	2000	1999

Notes payable to IMC, variable interest rates	$ 24.8	$ 151.6
6.5% Note payable to IMC	28.5	38.0
7.7% Industrial revenue bonds, due 2022	27.1	27.1
Other debt	1.7	2.4
	82.1	219.1
Less current maturities	10.4	10.3
Total long-term debt, less current maturities	$ 71.7 =====	$ 208.8 =====

IMC Phosphates has three promissory notes payable to IMC for borrowings up to $125.0 million, $65.0 million and $52.3 million. The $125.0 million and $65.0 million notes have variable rates, based on LIBOR plus one percent, which was 7.8125 percent as of December 31, 2000, and are due on demand. As of December 31, 2000 and 1999, IMC Phosphates had borrowed zero, $24.8 million and $28.5 million and $86.6 million, $65.0 million and $38.0 million, respectively, under these three promissory notes.

In January 2001, IMC amended its Credit Facilities. In connection with these amendments, PLP and IMC Phosphates, as well as IMC's other material domestic subsidiaries, guaranteed the obligations of IMC under the Credit Facilities. The guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt by such entities to IMC and its other subsidiaries. Any payments under the guarantees would constitute a corresponding repayment of such intercompany debt.

The principal revisions that were made to the Credit Facilities by the January 2001 amendments were: (i) to restrict IMC's capital expenditures to an amount above the currently anticipated capital expenditure level; (ii) to generally restrict the payment of dividends, distributions and certain other payments to an aggregate of $40.0 million per year, other than as required in connection with IMC's interest in PLP; (iii) to amend certain financial covenants (leverage ratio and interest coverage ratio), including retroactive amendments to those covenants as of December 31, 2000; (iv) to provide for the issuance of guarantees of the Credit Facilities by certain IMC subsidiaries (including PLP and IMC Phosphates) as described below; (v) to add the requirement to secure the Credit Facilities under certain circumstances as described below; (vi) to provide for the contingent reduction of lending commitments in the event of asset sales and equity issuances as described below; (vii) to add PLP as a borrower under the Credit Facilities; and (viii) to increase applicable commitment fees and interest rates. Commitment fees associated with the short-term and long-term facilities vary depending upon IMC's credit ratings and, as of the effective date of the January 2001 amendment, were 20.0 basis points and 22.5 basis points, respectively. Interest rates associated with the short-term and long-term facilities also vary depending upon IMC's credit ratings and, as of the effective date of the January 2001 amendment, were LIBOR plus 117.5 basis points and LIBOR plus 115.0 basis points, respectively.

The amount available for borrowing under the Credit Facilities is reduced by the balances of commercial paper, letters of credit and guarantees. As of December 31, 2000, IMC had a total of $1.6 million of commercial paper. Outstanding letters of credit (issued pursuant to the long-term credit facility) as of December 31, 2000 totaled $41.6 million. Net available borrowings under the Credit Facilities as of December 31, 2000 were $381.8 million. Under the Credit Facilities, as amended, 50 percent of certain asset sale proceeds (including proceeds from proposed major divestitures) and new equity issuances will be applied to reduce the lending commitments under the Credit Facilities, on a pro rata basis, up to a maximum commitment reduction of $150.0 million.

The Credit Facilities are currently unsecured but, as a result of the recent amendments, borrowings by IMC are now guaranteed by IMC's material domestic subsidiaries. Such guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. IMC has agreed to secure the facilities with substantially all of the stock and other equity interests and the assets of its domestic subsidiaries (which include PLP and IMC Phosphates) and with a portion of the stock and other equity interests of its foreign subsidiaries in the event that either (i) IMC's credit rating on its senior unsecured long-term debt securities to declines BB (S&P) or Ba2 (Moody's); or (ii) IMC is unable to maintain its leverage ratio (as defined in the Credit Facilities) below 4.40 to 1.00 as of March 31, 2001 or thereafter. As IMC does not currently anticipate that its leverage ratio will be below such level, IMC anticipates that the Credit Facilities will become secured subsequent to March 31, 2001. In addition, IMC has agreed to secure the facilities with substantially all of the stock and other equity interests of its domestic subsidiaries and with a portion of the stock and other equity interests of its foreign subsidiaries in the event that IMC's credit rating declines to BB+ (S&P) and Ba1 (Moody's). Any such security granted by PLP or IMC Phosphates would only secure the amount of their limited guarantees of the Credit Facilities plus the amount of any loans and letters of credit under the Credit Facilities to or for the account of PLP or IMC Phosphates. In either event, debt issued under certain other debt instruments of IMC and its subsidiaries (including PLP) will participate on an equal and ratable basis with the lenders under the Credit Facilities in the security interest granted in certain of the collateral that secures the Credit Facilities. In the event that IMC becomes obligated to secure the Credit Facilities with assets that include accounts receivable, IMC will be required to terminate its existing accounts receivable securitization facility (Note 4).

The Credit Facilities, as amended, contain provisions which: (i) restrict the ability of IMC and its subsidiaries to dispose of a substantial portion of its consolidated assets; (ii) limit the creation of additional liens on IMC's and its subsidiaries' assets; and (iii) limit IMC's subsidiaries' incurrence of debt. The Credit Facilities also contain a leverage ratio test, an interest coverage ratio test and other covenants.

On December 31, 2000, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the Consolidated Balance Sheet. The fair value was estimated by discounting the future cash flows using rates currently available to IMC Phosphates for debt instruments with similar terms and remaining maturities.

Scheduled maturities of long-term debt, excluding certain notes payable to IMC, for the next five years are as follows:

2001	$ 10.4
2002	10.3
2003	9.5
2004	-
2005	-

As of December 31, 2000, IMC Phosphates had drawn $5.2 million under the letter of credit subfacility. IMC has no present intention of demanding payment on the Notes prior to January 1, 2002; therefore these Notes have been classified as long-term.

6.   PENSION PLANS AND OTHER BENEFITS

Substantially all individuals who perform services for IMC Phosphates are employed by MP Co. MP Co. sponsors several qualified and nonqualified pension plans and postretirement health care benefit plans that cover substantially all of its employees who perform services for IMC Phosphates. Certain plans are contributory and certain plans are non-contributory and contain certain other cost sharing features such as deductibles and coinsurance. Employees are not vested and benefits are subject to change. The expense related to such plans is charged by MP Co. to IMC Phosphates.

Until January 1, 1999, certain IMC employees had provided services to IMC Phosphates. These employees were covered by pension and postretirement health care benefit plans sponsored by IMC. The cost of providing such services to IMC Phosphates and the related pension and postretirement health care expense were charged to MP Co. by IMC, who in turn passed on such costs to IMC Phosphates. Pension expense for such employees totaled $5.6 million of which $1.8 million represents curtailment and settlement loss for the year ended December 31, 1998. Postretirement health care expense for such employees was insignificant for the year ended December 31, 1998. Effective January 1, 1999, these certain IMC employees became employees of MP Co. They are now covered by pension and postretirement health care benefit plans sponsored by MP Co. The expenses related to these employees are included in the tables below.

A reconciliation of changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 2000 and 1999, and a statement of the funded status as of December 31 for both years, based on a September 30 measurement date, follows:

	Pension Benefits		Other Benefits
	2000	1999	2000	1999
Change in benefit obligation
Projected benefit obligation as of January 1	$ 128.9	$ 73.8	$ 30.8	$ 23.1
Liability transfer	-	65.4	-	6.7
Service cost	5.4	6.9	1.5	1.5
Interest cost	10.1	9.7	2.4	1.6
Plan amendments	4.3	-	-	-
Actuarial (gain)/loss	(0.9)	(10.2)	1.8	(5.9)
Benefit payments	(3.4)	(2.1)	(0.6)	(0.4)
Curtailments	-	(11.1)	-	-
Settlements	-	(6.0)	-	-
Special termination benefits	-	2.5	-	4.2
Projected benefit obligation as of December 31	$ 144.4 =====	$ 128.9 =====	$ 35.9 =====	$ 30.8 =====

Change in plan assets
Fair value of assets as of January 1	$ 89.0	$ 29.8	$ -	$ -
Asset transfer	-	55.5	-	-
Actual return on plan assets	2.2	8.7	-	-
Employer contributions	14.8	5.7	0.6	0.4
Benefit payments	(3.4)	(2.1)	(0.6)	(0.4)
Settlements	-	(8.6)	-	-
Fair value of assets as of December 31	$ 102.6 =====	$ 89.0 =====	$ - =====	$ - =====

Funded status
Funded status as of December 31	$ (41.7)	$ (39.9)	$ (35.9)	$ (30.8)
Unrecognized transition asset	(0.1)	(0.2)	(1.4)	(1.5)
Unrecognized prior service cost (benefit)	15.0	12.4	(2.1)	(2.4)
Unrecognized loss	7.7	2.4	2.1	0.3
Accrued benefit liability	$ (19.1) =====	$ (25.3) =====	$ (37.3) =====	$ (34.4) =====

The amounts recognized in the balance sheet as of December 31 of both years were as follows:

	Pension Benefits		Other Benefits
	2000	1999	2000	1999

Accrued benefit liability	$ (23.9)	$ (25.3)	$ (37.3)	$ (34.4)
Intangible asset	4.8	-	-	-
Net amount recognized	$ (19.1) =====	$ (25.3) =====	$ (37.3) =====	$ (34.4) =====

Certain MP Co. pension plans had an accumulated benefit obligation in excess of plan assets. The aggregate accumulated benefit obligation of these underfunded plans was $109.9 million and $46.9 million, respectively as of December 31, 2000 and 1999. The aggregate fair value of plan assets of these underfunded plans was $102.6 million and $38.3 million as of December 31, 2000 and 1999, respectively.

Significant actuarial assumptions were as follows:

	Pension Benefits		Other Benefits
	2000	1999	2000	1999

Discount rate	7.75%	7.75%	7.75%	7.75%
Expected return on plan assets	9.50%	9.50%	-	-
Rate of compensation increase	5.00%	5.00%	-	-

The components of pension and other benefits cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998

Service cost	$ 5.4	$ 6.9	$ 4.5	$ 1.5	$ 1.5	$ 1.2
Interest cost	10.1	9.7	4.7	2.4	1.6	1.3
Expected return on plan assets	(8.4)	(7.2)	(2.8)	-	-	-
Amortization of:
Transition asset	(0.2)	(0.1)	-	(0.1)	(0.1)	(0.1)
Prior service cost	1.7	1.8	0.8	(0.3)	-	-
Net loss	-	1.7	0.4	-	0.5	0.1
Net periodic benefit cost	8.6	12.8	7.6	3.5	3.5	2.5
Curtailments and settlements loss	-	5.4	5.0	-	3.9	-
Net periodic benefit cost after curtailments and settlements	$ 8.6 ====	$ 18.2 ====	$ 12.6 ====	$ 3.5 ====	$ 7.4 ====	$ 2.5 ====

The curtailment and settlement charges included in the tables above were primarily recorded in conjunction with the 1999 and 1998 restructuring plans (Note 3).

For measurement purposes, a 6.3 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2000 decreasing gradually to 4.7 percent in 2004 and thereafter; and a 6.6 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2000 decreasing gradually to 5.0 percent in 2004 and thereafter.

If the health care trend rate assumptions were increased by 1.0 percent, the accumulated postretirement benefit obligation would increase by 5.8 percent, or $2.1 million, as of December 31, 2000. This would have the effect of a 5.7 percent, or $0.2 million, increase on the service and interest cost components of net periodic postretirement health care benefit cost in 2000. If the health care trend rate assumptions were decreased by 1.0 percent, the accumulated postretirement benefit obligation would decrease by 5.4 percent, or $1.9 million, as of December 31, 2000. This would have the effect of a 5.4 percent, or $0.2 million, decrease on the service and interest cost components of net periodic postretirement health care benefit cost in 2000.

MP Co. also has defined contribution pension and investment plans (Plans) for certain of its employees. IMC Phosphates' expense for such Plans totaled $4.7 million and $6.1 million for the years ended December 31, 2000 and 1999, respectively. In addition, MP Co. provides benefits such as worker' compensation and disability to certain former or inactive employees after employment but before retirement.

7.   COMMITMENTS AND CONTINGENCIES

IMC Phosphates purchases sulphur, natural gas and ammonia from third parties under contracts extending in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. These contracts generally range from one to three years. IMC Phosphates also purchases much of its sulphur requirements under a supply agreement. The dollar value of any such commitments have been excluded from the schedule below after the year 2005.

IMC Phosphates leases various types of properties, including buildings and structures, railcars and various types of equipment through operating leases. Lease terms generally range from three to five years, although some have longer terms.

Summarized below is a schedule of future minimum long-term purchase commitments and lease payments under non-cancelable operating leases as of December 31, 2000:

	Purchase Commitments	Lease Commitments

2001	$ 294.0	$ 14.7
2002	185.7	9.4
2003	143.3	5.6
2004	143.3	5.2
2005	143.3	4.2
Subsequent years	9.1	1.6
	$ 918.7	$ 40.7

Rental expense for 2000, 1999 and 1998 amounted to $16.0 million, $22.2 million and $27.3 million, respectively.

IMC Phosphates also sells phosphate rock and concentrated phosphates to customers and IMC under contracts extending in some cases for multiple years. Sales under these contracts, except for certain phosphate rock sales, which are at prices based on IMC Phosphates' cost of production, are generally at prevailing market prices.

In November 1998, PhosChem, of which IMC Phosphates is a member, reached a two-year agreement through the year 2000 to supply DAP to the China National Chemicals Import and Export Corporation (Sinochem). In September 2000, Sinochem exercised its option to extend the agreement until December 31, 2002. Sinochem is a state company with government authority for the import of fertilizers into China. Under the contract's terms, Sinochem will receive monthly shipments at prices reflecting the market at the time of shipment.

Pine Level Property Reserves

In October 1996, IMC Phosphates signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property, Pine Level, containing approximately 100.0 million tons of phosphate rock reserves. In connection with the purchase, IMC Phosphates has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

Within five years from the date of this agreement, IMC Phosphates is required to provide notice to CMI regarding one of the following: (i) whether IMC Phosphates has obtained the permits necessary to commence mining any part of the property; (ii) whether IMC Phosphates wishes to extend the permitting period for an additional three years (Extension Option); or (iii) whether IMC Phosphates wishes to decline to extend the permitting period. When the permits necessary to commence mining the property are obtained, IMC Phosphates is obligated to pay CMI an initial royalty payment of $28.9 million (Initial Royalty). In addition to the Initial Royalty payment, IMC Phosphates is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent permits are obtained.

IMC Phosphates currently anticipates submitting permit applications. In the event that the permits are not obtained in a timely manner, IMC Phosphates presently intends to exercise the Extension Option, at a cost of $7.2 million (Extension Fee). This Extension Fee would be applied toward the Initial Royalty.

Environmental Matters

IMC Phosphates has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites.

At facilities currently or formerly owned by IMC Phosphates or its corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives have resulted in soil, surface water, and groundwater contamination. Spills or other unintended releases of regulated substances have occurred previously at these facilities and potentially could occur in the future, possibly requiring IMC Phosphates to undertake or fund cleanup efforts. At some locations, IMC Phosphates has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, IMC Phosphates has entered into consent orders with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Expenditures for these known conditions currently are not expected to be material. However, material expenditures by IMC Phosphates could be required in the future to remediate the contamination at these or at other current or former sites.

Superfund, and equivalent state statutes, impose liability without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, IMC Phosphates is involved or concluding involvement at less than five Superfund or equivalent state sites.

IMC Phosphates believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by IMC Phosphates to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to IMC Phosphates' acquisition of facilities or businesses from parties including: ARCO; Conoco; The Williams Companies; Kerr-McGee Inc. and certain other private parties. IMC Phosphates has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as any future anticipated expenses.

Other

Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through a North American export association, PhosChem. As a member, IMC Phosphates is, subject to certain conditions, contractually obligated to reimburse the export association for its pro rata share of any losses or other liabilities incurred. There were no such operating losses or other liabilities in 2000, 1999 and 1998.

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)a
(Dollars in millions, except per unit amounts)

Quarter
	First	Second	Third	Fourth	Year
2000

Equity in earnings of IMC Phosphates	$ 15.2	$ 10.1	$ 1.7	$ 1.9	$ 28.9
Earnings (loss)	$ 3.8	$ (1.5)	$ (9.5)	$ (11.9)	$ (19.1)
Earnings (loss) per unit	$ 0.04	$ (0.01)	$ (0.09)	$ (0.11)	$ (0.18)

Quarter
	First	Second	Third	Fourth	Year
1999b

Equity in earnings (loss) of IMC Phosphates	$ 39.3	$ 34.7	$ 18.5	$ (42.9)	$ 49.6

Earnings (loss) from continuing operations	$ 27.8	$ 23.4	$ 7.6	$ (52.5)	$ 6.3
Total earnings (loss) from discontinued operations	(0.4)	0.8	(3.1)	(24.7)	(27.4)
Cumulative effect of a change in accounting principle	(2.6)	-	-	-	(2.6)
Earnings (loss)	$ 24.8	$ 24.2	$ 4.5	$ (77.2)	$ (23.7)

Earnings (loss) per unit:
Earnings (loss)from continuing operations	$ 0.26	$ 0.23	$ 0.07	$ (0.51)	$ 0.06
Total loss from discontinued operations	-	-	(0.03)	(0.24)	(0.27)
Cumulative effect of a change in accounting principle	(0.02)	-	-	-	(0.02)
Earnings (loss) per unit	$ 0.24 =====	$ 0.23 =====	$ 0.04 =====	$ (0.75) =====	$ (0.23) =====

a Restated to reflect the impact of EITF 00-01.
b All quarterly amounts have been restated to reflect the oil and gas operations as discontinued operations.
c Equity in earnings of IMC Phosphates includes special charges of $55.4 million, $0.54 per unit.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Because IMC is the General Partner of PLP, the directors of IMC and certain officers of IMC who perform policy-making functions for PLP are subject to the reporting requirements of Section 16 of the Exchange Act of 1934, as amended. Based solely upon a review of reports filed by such persons with the SEC pursuant to Section 16(a) and furnished to PLP, PLP believes that all such persons filed all reports required pursuant to Section 16(a) on a timely basis during 2000.

Item 11.Executive Compensation.

PLP does not employ any executive officers and no compensation was provided by PLP to any executive officer for services rendered in any capacity in 2000. IMC provides services to PLP as provided in the PLP Agreement, for which PLP reimburses IMC at its cost, including allocated overhead. Certain services provided by the General Partner are provided by executive officers and other employees of IMC. In accordance with the PLP Agreement, IMC is reimbursed on a monthly basis for expenses incurred on behalf of PLP. Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between PLP and IMC," of this Annual Report on Form 10-K.

Item 12.Security Ownership of Certain Beneficial Owners and Management

The following table contains certain information concerning the beneficial ownership of PLP units as of December 31, 2000 by each person known by PLP to be the beneficial owner of more than five percent of any class of PLP equity security, determined in accordance with Rule 13d-3 of the SEC and based on information furnished to PLP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.

Name and Address of Beneficial Owner	Number of PLP Units Beneficially Owned	Percent of Class
IMC Global Inc. 100 S. Saunders Road Suite 300 Lake Forest, Illinois 60045-2561	53,385,133a	51.6%
Alpine Capital, L.P. Robert W. Bruce III Algenpar, Inc. J. Taylor Crandall Susan C. Bruce Keystone, Inc. The Anne T. and Robert M. Bass Foundation Anne T. Bass Robert M. Bass 201 Main Street Suite 3100 Fort Worth, Texas 76102	30,705,000b	29.7%

aConsists of 198,234 PLP Depositary Units, 52,149,916 PLP Unit Equivalents and 1,036,983 of partnership interests.
bExcept as noted below, based solely on Amendment No. 20 to Schedule 13D dated July 13, 2000 filed by such persons with the SEC:

  Alpine Capital, L.P. has sole voting power and dispositive power with respect to 26,672,900 units. Algenpar, Inc. and Robert W. Bruce III are the general partners of Alpine Capital, L.P. J. Taylor Crandall is President and sole stockholder of Algenpar, Inc.

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

  Keystone, Inc. has sole voting and dispositive power with respect to 2,616,800 units. Robert M. Bass is President and the sole director of Keystone, Inc.

  Robert W. Bruce III has sole voting and dispositive power with respect to 83,100 units.

  Susan C. Bruce has sole voting and dispositive power with respect to 9,000 units.

  The Anne T. and Robert M. Bass Foundation filed with the SEC a Statement on Form 4 for the month of December 2000 reporting the acquisition of an additional 275,900 units.

  Robert W. Bruce III and Susan C. Bruce filed with the SEC a Statement on Form 4 for the month of December 2000 reporting the acquisition of 16,500 units by Robert W. Bruce III, the acquisition of 13,300 units by Susan C. Bruce, and the acquisition of 6,500 units by The Robert Bruce Management Company Defined Benefit Pension Trust, of which Robert W. Bruce serves as the sole trustee and is a beneficiary.

Item 13.Certain Relationships and Related Transactions.

Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between PLP and IMC," Item 11, "Executive Compensation," and Note 4 of PLP's Notes to Financial Statements and Notes 4 and 5 of IMC Phosphates' Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

PART IV.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
	(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, of this Annual Report on Form 10-K.
(2)

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.
	(b)	Reports on Form 8-K.
None
	(c)	Exhibits
Reference is made to the Exhibit Index beginning on page E-1 hereof.
(d)

Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

***********************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
By:	IMC GLOBAL INC. Its Administrative Managing General Partner
By:	/s/ Douglas A. Pertz Douglas A. Pertz Chairman, President and Chief Executive Officer of IMC Global Inc.

Date: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Douglas A. Pertz Douglas A. Pertz	Chairman, President (principal operating officer) and Chief Executive Officer (principal executive officer) of IMC Global Inc.	March 29, 2001
/s/ J.Bradford James J.Bradford James	Executive Vice President and Chief Financial Officer (principal financial officer) of IMC Global Inc.	March 29, 2001
/s/ Anne M. Scavone Anne M. Scavone	Vice President and Controller (principal accounting officer) of IMC Global Inc.	March 29, 2001
* ; Raymond F. Bentele	Director of IMC Global Inc.	March 29, 2001
* ; James M. Davidson	Director of IMC Global Inc.	March 29, 2001
* Harold H. MacKay	Director of IMC Global Inc.	March 29, 2001
* David B. Mathis	Director of IMC Global Inc.	March 29, 2001
* Donald F. Mazankowski	Director of IMC Global Inc.	March 29, 2001
* Richard L. Thomas	Director of IMC Global Inc.	March 29, 2001
* Pamela B. Strobel	Director of IMC Global Inc.	March 29, 2001

*By:  /s/   Rose Marie Williams
                Rose Marie Williams
                Attorney-in-fact

Phosphate Resource Partners Limited Partnership
Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.i.(a)

Amended and Restated Agreement of Limited Partnership of PLP dated as of May 29, 1987 (PLP Partnership Agreement) among FTX, Freeport Phosphate Rock Company and Geysers Geothermal Company, as general partners, and Freeport Minerals Company (FMC), as general partner and attorney-in-fact for the limited partners, of PLP

Exhibit B to the Prospectus dated May 29, 1987 included in Registration Statement No. 33-13513, as amended
3.i.(b)	Amendment to the PLP Partnership Agreement dated as of December 16, 1988 effected by FMC, as Administrative Managing General Partner, and FTX, as General Partner of PLP	Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 1994*
3.i.(c)

Amendment to the PLP Partnership Agreement dated as of March 29, 1990 effected by FMC, as Administrative Managing General Partner, and FTX, as Managing General Partner, and FTX, as Managing General Partner, of PLP

Exhibit 19.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(d)	Amendment to the PLP Partnership Agreement dated as of April 6, 1990 effected by FTX, as Administrative Managing General Partner of PLP	Exhibit 19.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(e)	Amendment to the PLP Partnership Agreement dated as of January 27, 1992 between FTX, as Administrative Managing General Partner, and FMRP, as Managing General Partner, of PLP	Exhibit 3.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1991*
3.i.(f)	Amendment to the PLP Partnership Agreement dated as of October 14, 1992 between FTX, as Administrative Managing General Partner, and FMRP, as Managing General Partner, of PLP	Exhibit 3.4 to the Annual Report on Form 10-K for the Year Ended December 31, 1992*
3.i.(g)	Amended and Restated Certificate of Limited Partnership of PLP dated June 12, 1986 (PLP Partnership Certificate)	Exhibit 3.3 to Registration Statement No. 33-5561
3.i.(h)	Amendment dated as of January 9, 1998 effected by IMC, as Administrative Managing General Partner, and FMRP, as Managing General Partner of PLP	Exhibit 3.8 to the Annual Report on Form 10-K for the Year Ended December 31, 1997*
3.i.(i)	Certificate of Amendment to the PLP Partnership Certificate dated as of January 12, 1989	Exhibit 3.6 to the Annual Report on Form 10-K for the Year Ended December 31, 1997*
3.i.(j)	Certificate of Amendment to the PLP Partnership Certificate dated as of December 29, 1989	Exhibit 19.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(k)	Certificate of Amendment to the PLP Partnership Certificate dated as of April 12, 1990	Exhibit 19.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(l)	Certificate of Amendment to the PLP Partnership Certificate dated as of January 9, 1998	Exhibit 3.12 to the Annual Report on Form 10-K for the Year Ended December 31, 1999*
3.i.(m)

Deposit Agreement dated as of June 27, 1986 (Deposit Agreement) among PLP, The Chase Manhattan Bank, N.A. (Chase) and Freeport Minerals Company as attorney-in-fact of those limited partners and assignees holding depositary receipts for units of limited partnership interest in PLP

Exhibit 28.4 to the Current Report on Form 8-K dated July 11, 1986*
3.i.(n)

Resignation dated December 26, 1991 of Chase as Depositary under the Deposit Agreement and appointment dated December 27, 1991 of Mellon Bank, N.A. (Mellon) as successor Depositary, effective January 1, 1992

Exhibit 4.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1991*
3.i.(o)	Service Agreement dated as of January 1, 1992 between PLP and Mellon pursuant to which Mellon serves as Depositary under the Deposit Agreement and Custodian under the Custodial Agreement	Exhibit 4.6 to the Annual Report on Form 10-K for the Year Ended December 31, 1991*
3.i.(p)	Amendment to the Deposit Agreement dated as of November 18, 1992 between PLP and Mellon	Exhibit 4.4 to the Annual Report on Form 10-K for the Year Ended December 31, 1992*
3.i.(q)	Form of Depositary Receipt	Exhibit 4.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1992*
4.ii.(a)	Form of Senior Indenture (Senior Indenture) from PLP to Chemical Bank, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K dated February 13, 1996*
4.ii.(b)

Form of Supplemental Indenture dated February 14, 1996 from PLP to Chemical Bank, as Trustee, to the Senior Indenture providing for the issuance of $150,000,000 aggregate principal amount of 7% Senior Debentures due 2008

Exhibit 4.1 to the Current Report on Form 8-K dated February 16, 1996*
4.ii.(c)

Second Amended and Restated Five-Year Credit Agreement dated as of September 29,2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

Exhibit 4 to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2000**
4.ii.(d)

First Amendment dated as of January 16, 2001 to the Second Amended and Restated Five-Year Credit Agreement dated as of September 29,2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

Exhibit 4.ii.(d) to the Annual Report on Form 10-K of IMC Global Inc. for the Year Ended December 31, 2000**
10.ii.(a)	Amended and Restated Partnership Agreement dated as of May 26, 1995 among IMC Phosphates GP Company, Agrico, Limited Partnership and IMC Phosphates MP Inc (Amended and Restated Partnership Agreement)	Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1995*
10.ii.(b)

Amendment and Agreement dated as of January 23, 1996 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP, Inc., IMC Global Operations, Inc. and IMC Phosphates Company

Exhibit 10.1 to the Current Report on Form 8-K dated February 13, 1996*
10.ii.(c)

Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP, Inc.; IMC Global Operations, Inc.; and IMC Phosphates Company

Exhibit 10.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1998*
10.ii.(d)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc. and IMC-Agrico Company

Exhibit 10.i.(a) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.ii.(e)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC-Agrico Company

Exhibit 10.i.(b) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.ii.(f)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC-Agrico Company

Exhibit 10.i.(c) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.ii.(g)	Amended and Restated Parent Agreement dated as of May 26, 1995 among IMC Global Operations, Inc.; PLP; FTX; and IMC Phosphates	Exhibit 10.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1995*
10.ii.(h)	Promissory Demand Note between PLP, as borrower, and IMC, as lender, dated December 22, 1998 in the principal sum of $200,000,000	Exhibit 10.9 to the Annual Report on Form 10-K for the Year Ended December 31, 1998*
10.ii.(i)	Promissory Demand Note between PLP, as borrower, and IMC, as lender, dated December 22, 1998 in the principal sum of $150,000,000	Exhibit 10.10 to the Annual Report on Form 10-K for the Year Ended December 31, 1998
21	Subsidiaries of the Registrant		X
23	Consent of Ernst & Young LLP, Independent Auditors		X
24	Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of IMC Global Inc.		X

*SEC File No. 1-9164
**SEC File No. 1-9759