Form 10-Q
period 2001-03-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2001-05-15
CIK 793421

***********************************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes   X    . No       .

***********************************************************

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in PLP’s Annual Report on Form 10-K for the year ended December 31, 2000, are unaudited but include all adjustments which the management of IMC Global Inc. (IMC), the managing general partner of PLP, considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED STATEMENT OF OPERATIONS
(In millions, except per unit amounts)
(Unaudited)

	Three months ended March 31
	2001	2000

Equity in earnings (loss) of IMC Phosphates Company	$ (0.8)	$ 15.2

Selling, general and administrative expenses	2.8	3.0
Interest expense	9.1	8.7
Other income, net	-	(0.3)
Earnings (loss)	$ (12.7)	$ 3.8
	=====	=====
Earnings (loss) per unit	$ (0.12)	$ 0.04
	=====	=====
Average units outstanding	103.5	103.5

(See Notes to Condensed Financial Statements)

CONDENSED BALANCE SHEET
(In millions)
(Unaudited)

Assets	March 31 2001	December 31 2000
Current assets:
Due from IMC Phosphates Company	$ 54.9	$ 41.5

Investment in IMC Phosphates Company	279.6	293.8
Other assets	0.8	0.9

Total assets	$ 335.3	$ 336.2
	=====	=====

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 7.6	$ 9.9
Due to IMC Global Inc.	7.8	5.5
Total current liabilities	15.4	15.4

Long-term debt, less current maturities	480.9	468.2
Other noncurrent liabilities	107.5	108.4
Partners’ deficit	(268.5)	(255.8)

Total liabilities and partners’ deficit	$ 335.3	$ 336.2
	=====	=====

(See Notes to Condensed Financial Statements)

CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2001	2000
Cash Flows from Operating Activities
Earnings (loss)	$ (12.7)	$ 3.8
Adjustments to reconcile earnings (loss) to net cash used in operating activities:
Equity in (earnings) loss of IMC Phosphates Company	0.8	(15.2)
Other charges and credits, net	(0.8)	(0.4)
Changes in:
Receivables	-	(1.2)
Other current assets	-	0.1
Accounts payable and accrued liabilities	(2.3)	(3.3)
Due to IMC Global Inc.	2.3	-
Net cash used in operating activities	(12.7)	(16.2)

Cash Flows from Financing Activities
Cash distributions to unitholders	-	(9.3)
Proceeds from issuance of long-term debt	12.9	-
Payments of long-term debt, net	(0.2)	(13.6)
Net cash provided by (used in) financing activities	12.7	(22.9)

Net change in cash and cash equivalents	-	(39.1)
Cash and cash equivalents - beginning of period	-	39.4
Cash and cash equivalents - end of period	$ -	$ 0.3
	=====	=====

(See Notes to Condensed Financial Statements)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)

1.   Summarized Financial Information of IMC Phosphates Company

PLP has a 41.5 percent investment in IMC Phosphates Company (IMC Phosphates). PLP accounts for its investment in IMC Phosphates using the equity method. The following summarizes IMC Phosphates’ income statement. PLP’s investment in the carrying value of IMC Phosphates is less than its 41.5 percent ownership percentage of the net assets by $119.2 million, which is being amortized over 10 years. The amortization of $2.9 million for each quarter has been included in PLP’s share of IMC Phosphates’ earnings (loss).

Three Months Ended March 31
	2001	2000

Net sales	$ 301.8	$ 335.6
Costs and expenses:
Cost of sales	$ 291.4	$ 291.6
Selling, general and administrative	10.9	11.1
Restructuring charge	2.8	-
Interest expense	3.4	3.5
Other (income) expense, net	2.2	(0.1)
	$ 310.7	$ 306.1

Earnings (loss)	$ (8.9)	$ 29.5
	======	======
PLP's share of earnings (loss)	$ (0.8)	$ 15.2
	======	======

Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value. The effect of this transition adjustment resulted in a $1.6 million increase in Accumulated other comprehensive income.

IMC Phosphates uses financial instruments, including option, futures and swap contracts, to manage its exposure to movements in commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to IMC Phosphates. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, IMC Phosphates designates the derivative as either: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); (iii) a hedge of a net investment in a foreign operation (net investment hedge); or (iv) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (natural hedge).

IMC Phosphates formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. IMC Phosphates also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be an effective hedge, IMC Phosphates discontinues hedge accounting. Derivatives are recorded in the Condensed Consolidated Balance Sheet at fair value in other assets and other liabilities.

IMC Phosphates has various exchange-traded natural gas forward purchase contracts outstanding as of March 31, 2001 maturing in various months through March 2002 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The effective portion of changes in the fair value of IMC Phosphates' cash flow hedges is recorded in Accumulated other comprehensive income. As of March 31, 2001, IMC Phosphates had unrealized losses totaling $1.0 million related to its cash flow hedges all of which is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized and reported on the same line in the Condensed Consolidated Statement of Operations as the underlying hedged item. During the first quarter of 2001, IMC Phosphates recognized all of the unrealized gains reported in Accumulated other comprehensive income and associated with the transition adjustment on January 1, 2001. The ineffective portion of changes in the fair value of IMC Phosphates' cash flow hedges are immediately reported in Other (income) expense, net in the Condensed Consolidated Statement of Operations, and were not significant during the quarter ended March 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2001 vs. three months ended March 31, 2000

PLP

PLP, through its joint venture interest in IMC Phosphates, is one of the world’s largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. IMC Phosphates is 41.5 percent owned by PLP and 58.5 percent owned by IMC. The dollar amounts included in this discussion of IMC Phosphates throughout this Form 10-Q are shown in total for the joint venture, unless otherwise noted.

PLP incurred a loss of $10.5 million, or $0.10 per unit, in the first quarter of 2001 excluding PLP's share of IMC Phosphates’ special charges of $2.2 million, or $0.02 per unit, compared with earnings in the first quarter of 2000 of $3.8 million, or $0.04 per unit.

The loss from operations in 2001 resulted from significantly lower equity in earnings of IMC Phosphates because of reduced phosphate volumes as well as higher idle plant and raw material costs.

_____________________________________

1   All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Part II,
     Item 1, "Legal Proceedings,"constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where PLP or its customers operate; weather conditions; the impact of competitive products;
     pressure on prices realized by PLP for its products; constraints on supplies of raw materials used in manufacturing certain of PLP’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals;
     market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits;
     the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving PLP; and other risk factors reported from time to time in PLP’s Securities and Exchange Commission reports.

IMC Phosphates Company

IMC Phosphates’ net sales for the first quarter of 2001 declined ten percent to $301.8 million compared to $335.6 million for the same period last year largely as a result of lower volumes partially offset by higher average sales realizations. Concentrated phosphates export sales volumes, primarily diammonium phosphate (DAP), decreased 21 percent in the first quarter of 2001 while domestic shipments declined ten percent. Overall, decreased shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $35.0 million. Higher average concentrate sales prices, driven by higher average DAP realizations, positively impacted net sales by $6.7 million. Average DAP prices increased five percent to $139 per short ton in the first quarter of 2001 from $132 per short ton in the first quarter of 2000.

Gross margins, excluding special charges of $2.4 million, decreased 71 percent to $12.8 million for the first quarter of 2001 compared to $44.0 million for the first quarter of last year. This decrease was mainly the result of increased ammonia costs, higher idle plant costs from temporary production cutbacks and lower sales volumes, partially offset by higher prices. All Louisiana phosphate production was shut down during the entire quarter, representing approximately 45 percent of annualized DAP capacity.

Other (income) expense, net for the first quarter of 2001 fluctuated by $2.3 million from $0.1 million of income in the prior year to $2.2 million of expense in the current period primarily as a result of fees associated with an accounts receivables securitization entered into by IMC in the third quarter of 2000.

Restructuring and Other Charges

In the first quarter of 2001, IMC announced a new organizational structure (Reorganization Plan) designed to fully maximize IMC’s global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift from a business unit to a more functional organization structure, which resulted in headcount reductions. As a result, IMC Phosphates recorded a restructuring charge of $2.8 million in the first quarter of 2001. A total of 63 employees were terminated and the majority had left IMC Phosphates prior to March 31, 2001. Virtually all severance payments will be disbursed subsequent to March 31, 2001.

In addition, IMC Phosphates recorded a $2.4 million special charge related to the write-off of certain deferred costs. This special charge was recorded in Cost of goods sold.

Capital Resources and Liquidity

PLP generates cash through its joint venture operations in IMC Phosphates and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash used in operating activities totaled $12.7 million for the first three months of 2001 versus $16.2 million for the same period in 2000. The decrease in net cash used in operating activities was primarily attributable to an increase in payables to IMC.

Net cash provided by financing activities for the three month period ending March 31, 2001 was $12.7 million compared to net cash used in financing activities of $22.9 million for the same period in 2000. The fluctuation was attributable to an increase in net debt proceeds of $26.3 million and the absence of cash distributions to unitholders of $9.3 million.

In April 2001, IMC amended its $550.0 million long-term credit facility, maturing in December 2002, and its $250.0 million short-term credit facility, maturing in September 2001 (collectively, Credit Facilities).

The principal revisions that were made to the Credit Facilities by the April 2001 amendments were: (i) to defer IMC’s obligation to secure the Credit Facilities with the fixed assets of IMC and its domestic subsidiaries until May 21, 2001; (ii) to amend certain financial covenants (leverage ratio and interest coverage ratio), including retroactive amendments to those covenants as of March 31, 2001; and (iii) to trigger IMC’s obligation to secure the Credit Facilities with substantially all of the stock and other equity interests and the assets (other than fixed assets) of its domestic subsidiaries (and IMC’s related obligation to terminate its accounts receivable securitization facility).

The amount available for borrowing under the Credit Facilities is reduced by the balances of commercial paper, letters of credit, and guarantees. As of March 31, 2001, IMC had a total of $378.3 million drawn on the Credit Facilities. Outstanding letters of credit as of March 31, 2001 totaled $40.5 million. No commercial paper was outstanding as of March 31, 2001. As of March 31, 2001, net available additional borrowings under the Credit Facilities were approximately $381.2 million.

A condition to the effectiveness of the April 2001 amendments was the delivery to the agent under the Credit Facilities of an underwritten commitment letter providing for a replacement credit facility for IMC in an amount not less than $500.0 million. In order to satisfy this requirement, IMC has entered into a commitment letter (Commitment Letter) with The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P., pursuant to which they have advised IMC of their commitment to each provide up to $250.0 million of the replacement facilities (Replacement Facilities). In addition to the Replacement Facilities, the Commitment Letter contemplates that: (i) IMC will repay or repurchase its 6.625 percent senior notes due October 2001 promptly upon the closing of the Replacement Facilities; and (ii) IMC will issue $500.0 million of senior unsecured notes (now proposed to be $400.0 million 10.875 percent senior unsecured notes due 2008 and $200.0 million 11.25 percent senior unsecured notes due 2011).

Set forth below is a brief summary of certain material terms of the Replacement Facilities specified in the Commitment Letter. However, as the final terms of the Replacement Facilities have not been determined, the final terms may differ from those set forth herein and, in certain cases, such differences may be significant.

It is contemplated that the Replacement Facilities will provide for a revolving credit facility of up to $250.0 million in revolving credit loans and letters of credit and a term loan facility of $250.0 million in term loans.  At the closing of the Replacement Facilities, the amount of the revolving credit facility may be reduced by up to $50.0 million, with a corresponding increase in the term loan facility.  It is further contemplated that the Replacement Facilities will be guaranteed by substantially all of IMC's direct or indirect domestic subsidiaries and will be secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC or the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivables and inventory; and (iii) mortgages on certain real property.

IMC believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets and receipt of asset sale proceeds, will be sufficient to meet its operating expenses and capital expenditures and service its debt requirements as they become due (including current maturities of long-term debt of $210.8 million due in 2001). However, the ongoing ability of IMC to meet its debt service and other obligations, including compliance with financial covenants in the Credit Facilities or, as applicable, the Replacement Facilities will be dependent upon the future performance of IMC which will be subject to financial, business, and other factors, certain of which are beyond its control, such as prevailing economic and industry conditions and prices and other market conditions for IMC’s products and upon IMC's ability to complete proposed major asset sales on acceptable terms. However, based on current market conditions, IMC believes that it is unlikely that it will be able to comply with applicable financial covenants contained in the Credit Facilities. Accordingly, IMC is seeking to implement the Replacement Facilities and the related issuance of new senior notes. If IMC is unable to implement its pending refinancing plan and, as is expected in such events, is unable to comply with the currently applicable financial covenants contained in the Credit Facilities, IMC would be unable to borrow additional amounts under the Credit Facilities in the absence of an additional waiver or amendment from the requisite lenders under the Credit Facilities. However, there can be no assurance that IMC's efforts to implement its pending refinancing plan or to obtain an additional waiver or amendment from the requisite lenders under the Credit Facilities would be successful.

Item 3. Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. At March 31, 2001, PLP’s exposure to these market risk factors was not significant and had not materially changed from December 31, 2000.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.1

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed a class-action lawsuit against Agrico Chemical Company, a subsidiary of PLP (Agrico) (and, solely in the case of the latter action, also directly against IMC) and a number of unrelated defendants. (First action - Samples et al. vs. Conoco Inc. et al, Second action – Williams et al. vs. Conoco Inc, both in the Circuit Court of the First Judicial Circuit, Escambia County Florida). The former action primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages purportedly arising from releases to groundwater occurring at the Agrico Superfund Site in Pensacola, Florida. The latter action asserts a state law claim seeking medical monitoring as a result of such releases. As a division of Conoco Inc. and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrient and crop nutrient-related materials. While management cannot determine the magnitude of any exposure to PLP, IMC intends to vigorously contest these actions and to seek any indemnification to which it may be entitled. Under a CERCLA consent decree, Conoco Inc. and The Williams Companies have completed soil stabilization and capping at this site and are continuing to conduct groundwater monitoring. Pursuant to an indemnification agreement with IMC, The Williams Companies have assumed responsibility for any on-site remedial costs that Agrico might incur.

For information on other legal and environmental proceedings, see Note 7 of PLP’s Notes to Financial Statements and IMC Phosphates’ Notes to Consolidated Financial Statements included in Part II, Item 8, of PLP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.
	Exhibit No.	Description
4.ii.

Second Amendment dated as of April 6, 2001 to the Second Amended and Restated Five-Year Credit Agreement dated as of September 29, 2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

(b)	Reports on Form 8-K.
A report under Item 5 dated February 2, 2001.

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

Date: May 14, 2001

Phosphate Resource Partners Limited Partnership

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.

Second Amendment dated as of April 6, 2001 to the Second Amended and Restated Five-Year Credit Agreement dated as of September 29, 2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

X