Form 10-Q
period 2001-06-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2001-08-14
CIK 793421

******************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   Ö    . No       .

******************************************

Table of Contents

******************************************

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP) and IMC Phosphates Company (IMC Phosphates) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in PLP's Annual Report on Form 10-K for the year ended December 31, 2000, are unaudited but include all adjustments which the management of IMC Global Inc. (IMC), the managing general partner of PLP, considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

******************************************

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF OPERATIONS                                                                                                                             Return to Table of Contents
(In millions, except per unit amounts)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000

Equity in earnings (loss) of IMC Phosphates Company	$ (4.7)	$ 10.1	$ (5.5)	$ 25.3

Selling, general and administrative expenses	2.7	3.0	5.5	6.0
Interest expense	8.7	8.6	17.8	17.3
Other income, net	-	-	-	(0.3)

Earnings (loss)	$ (16.1) =====	$ (1.5) =====	$ (28.8) =====	$ 2.3 =====

Earnings (loss) per unit	$ (0.16) =====	$ (0.01) =====	$ (0.28) =====	$ 0.03 =====

Average units outstanding	103.5	103.5	103.5	103.5

(See Notes to Condensed Financial Statements)

 ******************************************

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED BALANCE SHEET                                                                                                                                                         Return to Table of Contents
(In millions)

	(Unaudited) June 30 2001	December 31 2000
Assets
Current assets:
Due from IMC Phosphates Company	$ 54.9	$ 41.5

Investment in IMC Phosphates Company	268.7	293.8
Other assets	0.9	0.9

Total assets	$ 324.5 =====	$ 336.2 =====

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 9.9	$ 9.9
Due to IMC Global Inc.	10.4	5.5
Total current liabilities	20.3	15.4

Long-term debt (including $332.1 million and $312.5 million due to IMC Global Inc. as of June 30, 2001 and December 31, 2000, respectively)	487.8	468.2
Other noncurrent liabilities	107.1	108.4
Partners' deficit	(290.7)	(255.8)

Total liabilities and partners' deficit	$ 324.5 =====	$ 336.2 =====

(See Notes to Condensed Financial Statements)

 ******************************************

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CASH FLOWS                                                                                                                                   Return to Table of Contents
(In millions)
(Unaudited)

	Six months ended June 30
	2001	2000
Cash Flows from Operating Activities
Earnings (loss)	$ (28.8)	$ 2.3
Adjustments to reconcile earnings (loss) to net cash used in operating activities:
Equity in (earnings) loss of IMC Phosphates Company	5.5	(25.3)
Other charges and credits, net	(1.2)	(0.7)
Changes in:
Other assets	-	0.1
Accounts payable and accrued liabilities	-	1.0
Due to IMC Global Inc.	4.9	-
Net cash used in operating activities	(19.6)	(22.6)

Cash Flows from Financing Activities
Cash distributions to unitholders	-	(9.3)
Proceeds from issuance of long-term debt	19.8	6.1
Payments of long-term debt, net	(0.2)	(13.6)
Net cash provided by (used in) financing activities	19.6	(16.8)

Net change in cash and cash equivalents	-	(39.4)
Cash and cash equivalents - beginning of period	-	39.4
Cash and cash equivalents - end of period	$ - ======	$ - ======

(See Notes to Condensed Financial Statements)

******************************************

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS                                                                                                                       Return to Table of Contents
(Dollars in millions)
(Unaudited)

1.   Basis of Presentation

PLP has a 41.5 percent investment in IMC Phosphates. PLP accounts for its investment in IMC Phosphates using the equity method. PLP's investment in the carrying value of IMC Phosphates is less than its 41.5 percent ownership of the net assets by $116.2 million, which is being amortized over 10 years. The amortization of approximately $2.9 million for each quarter has been included in PLP's share of IMC Phosphates' earnings (loss). See IMC Phosphates Condensed Consolidated Financial Statements included herein for additional information concerning this investment.

2.   Financing Arrangements

During the second quarter of 2001, IMC entered into new debt agreements for which PLP issued guarantees. The guarantees by PLP are limited by the amount of existing intercompany debt owed to IMC and its other subsidiaries. Any payments under such guarantees would constitute a corresponding repayment of such intercompany debt. For further discussion on the new debt agreements, see Capital Resources and Liquidity in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q.

3.   Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Comprehensive income (loss):
Earnings (loss)	$ (16.1)	$ (1.5)	$ (28.8)	$ 2.3
Net unrealized loss on derivative instruments	(5.7)	-	(6.1)	-
Total comprehensive income (loss) for the period	$ (21.8) =====	$ (1.5) =====	$ (34.9) =====	$ 2.3 =====

******************************************

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS                                                                                                    Return to Table of Contents
(In millions)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Net sales	$ 273.2	$ 287.4	$ 572.5	$ 622.7
Cost of goods sold	272.6	257.8	561.5	549.1
Gross margins	0.6	29.6	11.0	73.6

Selling, general and administrative expenses	10.6	10.8	21.4	21.9
Restructuring activity	-	(2.5)	2.8	(2.5)
Operating earnings (loss)	(10.0)	21.3	(13.2)	54.2

Interest expense	5.0	3.6	8.3	7.1
Other expense, net	3.2	0.2	5.6	-

Earnings (loss)	$ (18.2) ======	$ 17.5 ======	$ (27.1) ======	$ 47.1 ======

(See Notes to Condensed Consolidated Financial Statements)

 ******************************************

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET                                                                                                                           Return to Table of Contents
(In millions)

	(Unaudited) June 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 0.3	$ 7.0
Receivables, net	91.8	14.4
Inventories, net	264.0	221.1
Other current assets	21.1	6.1
Total current assets	377.2	248.6

Property, plant and equipment, net	1,375.5	1,363.7
Other assets	48.9	42.0
Total assets	$1,801.6 ======	$1,654.3 ======

Liabilities and Partners' Equity
Current liabilities:
Accounts payable	$ 112.0	$ 146.7
Accrued liabilities	81.3	76.5
Due to Partners, net	142.8	113.2
Current maturities of long-term debt (including $9.5 due to IMC Global Inc. as of June 30, 2001 and December 31, 2000)	13.4	10.4
Total current liabilities	349.5	346.8

Long-term debt, less current maturities (including $265.0 and $43.8 due to IMC Global Inc. as of June 30, 2001 and December 31, 2000, respectively)	302.8	71.7
Due to Partners, net	96.9	91.7
Other noncurrent liabilities	125.0	141.9
Partners' equity	927.4	1,002.2
Total liabilities and partners' equity	$1,801.6 ======	$1,654.3 ======

(See Notes to Condensed Consolidated Financial Statements)

 ******************************************

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS                                                                                                  Return to Table of Contents
(In millions)
(Unaudited)

	Six months ended June 30
	2001	2000
Cash Flows from Operating Activities
Earnings (loss)	$ (27.1)	$ 47.1
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	42.7	42.9
Other charges and credits, net	(18.6)	6.4
Changes in:
Receivables, net	(77.4)	9.3
Inventories, net	(42.9)	(13.7)
Other current assets	(15.0)	(0.1)
Accounts payable and accrued liabilities	(44.8)	(30.0)
Due to Partners, net	(3.2)	(21.2)
Net cash provided by (used in) operating activities	(186.3)	40.7

Cash Flows from Investing Activities
Capital expenditures	(42.0)	(24.5)
Proceeds from sale of property, plant and equipment	1.0	1.1
Net cash used in investing activities	(41.0)	(23.4)

Cash Flows from Financing Activities
Proceeds from (payment of) revolving credit facility, net	225.8	(16.5)
Payments of long-term debt	(5.2)	(5.2)
Net cash provided by (used in) financing activities	220.6	(21.7)

Net change in cash and cash equivalents	(6.7)	(4.4)
Cash and cash equivalents-beginning of year	7.0	4.7
Cash and cash equivalents-end of period	$ 0.3 ======	$ 0.3 ======

(See Notes to Condensed Consolidated Financial Statements)

 ******************************************

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                                                        Return to Table of Contents
(Dollars in millions)

1.   Basis of Presentation

On July 1, 1993, IMC entered into a joint venture partnership with PLP, pursuant to which IMC and PLP contributed their respective phosphate businesses at net book value to create IMC Phosphates, a Delaware general partnership. IMC is the managing general partner and 51.6 percent owner of PLP. The managing partner of IMC Phosphates is IMC Phosphates MP Inc. (MP Co.), which is jointly owned by IMC and PLP and, through a management agreement, operates the business and affairs of IMC Phosphates. IMC Phosphates pays to MP Co. an annual fee (Administrative Fee) intended to compensate MP Co. for selling and administrative services provided by IMC and charged through MP Co. to IMC Phosphates. For the second quarter and first six months of 2001 and 2000, the Administrative Fee totaled $6.8 million, $13.6 million, $6.7 million and $13.3 million, respectively, all of which was paid to MP Co.

On a quarterly basis, IMC Phosphates records a payable for cash distributions to IMC and PLP based on formulas and sharing ratios as defined in the IMC Phosphates Partnership Agreement (Partnership Agreement). Sharing ratios for all IMC Phosphates' operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP. Distributable cash (as defined in the Partnership Agreement) for the second quarter and six months of 2000 were $10.8 million and $49.5 million. There was no distributable cash for the comparable periods of 2001.

2.   Restructuring and Other Charges

2001 Restructuring Charge

In the first quarter of 2001, IMC announced a new organizational structure (Reorganization Plan) designed to fully maximize its global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure which resulted in business unit and corporate headcount reductions. As a result, IMC Phosphates recorded a restructuring charge of $2.8 million in the first quarter of 2001. A total of 62 employees were terminated and the majority had left the Company as of June 30, 2001. The majority of the remaining severance payments will be disbursed over the next 12 months.

2000 Restructuring Charge

As part of IMC's plan to improve profitability (Project Profit), IMC Phosphates had written off certain assets in 1998. However, in April 2000, some of these assets were sold to a third party. This activity was recorded in the second quarter of 2000 as a reduction of the restructuring charge previously recognized for Project Profit.

1999 Restructuring Charge

In the fourth quarter of 1999, IMC Phosphates announced and implemented a Company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus its operations. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities at IMC Phosphates resulting from an optimization program to reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, IMC Phosphates recorded a restructuring charge of $126.0 million in the fourth quarter of 1999.

1998 Restructuring Charge

In the fourth quarter of 1998, IMC Phosphates developed and executed Project Profit. Project Profit was comprised of four major initiatives: (i) the combination of certain activities within IMC Phosphates in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining, concentrated phosphate operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of IMC Phosphates' core competencies; and (iv) reduction of headcount. In conjunction with Project Profit, IMC Phosphates recorded a restructuring charge of $148.8 million in the fourth quarter of 1998.

Activity related to the restructuring portion of the plans discussed above during the period January 1, 2001 to June 30, 2001 was as follows:

	Accrual as of January 1, 2001	Restructuring Charge	Cash Paid	Accrual as of June 30, 2001
Non-employee exit costs:
Demolition and closure costs	$ 41.8	$ -	$ (7.6)	$ 34.2
Idle leased transportation equipment	4.4	-	(2.1)	2.3
Other	1.5	-	(0.2)	1.3

Employee headcount reductions:
Severance benefits	1.6	2.8	(2.3)	2.1

Total	$ 49.3 =====	$ 2.8 =====	$ (12.2) =====	$ 39.9 =====

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the 2000 Annual Report on Form 10-K.

Other
In addition to the 2001 restructuring charge, IMC Phosphates also recorded a $2.4 million special charge in the first quarter of 2001 related to the write-off of certain deferred costs which had no future benefit based on the current operating plan. This special charge was recorded in Cost of goods sold.

3.   Recently Issued Accounting Guidance

On January 1, 2001, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value. The effect of this transition adjustment resulted in $1.6 million of Accumulated other comprehensive income, which is included in Partners' equity. The Company recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

IMC Phosphates had various exchange-traded natural gas forward purchase contracts outstanding as of June 30, 2001 maturing in various months through March 2002 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The effective portion of changes in the fair value of IMC Phosphates' cash flow hedges is recorded in Accumulated other comprehensive income. As of June 30, 2001, IMC Phosphates had unrealized losses totaling $14.7 million related to its cash flow hedges all of which is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized and reported on the same line in the Condensed Consolidated Statement of Operations as the underlying hedged item. The ineffective portion of changes in the fair value of IMC Phosphates' cash flow hedges are immediately reported in Other expense, net in the Condensed Consolidated Statement of Operations, and amounted to $1.9 million for the three and six months ended June 30, 2001.

4.   Inventories

	June 30, 2001	December 31, 2000
Products (principally finished)	$ 225.1	$ 181.4
Operating materials and supplies	42.5	45.7
	267.6	227.1
Less: Inventories allowances	(3.6)	(6.0)
Inventories, net	$ 264.0 ======	$ 221.1 ======

5.   Financing Arrangements

During the second quarter of 2001, IMC entered into new debt agreements for which IMC Phosphates issued guarantees. The guarantees by IMC Phosphates are limited by the amount of existing intercompany debt owed to IMC and its other subsidiaries. Any payments under such guarantees would constitute a corresponding repayment of such intercompany debt. For further discussion on the new debt agreements, see Capital Resources and Liquidity in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-Q.

6.   Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Comprehensive income (loss):
Earnings (loss)	$ (18.2)	$ 17.5	$ (27.1)	$ 47.1
Net unrealized loss on derivative instruments	(13.7)	-	(14.7)	-
Total comprehensive income (loss) for the period	$ (31.9) =====	$ 17.5 =====	$ (41.8) =====	$ 47.1 =====

******************************************

Return to Table of Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended June 30, 2001 vs. three months ended June 30, 2000

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

PLP incurred a loss of $16.1 million, or $0.16 per unit, in the second quarter of 2001 compared with a loss in the second quarter of 2000 of $2.5 million, or $0.02 per unit, excluding PLP's share of IMC Phosphates' restructuring gain of $1.0 million, or $0.01 per unit. The increased loss from operations in 2001 resulted from PLP's equity in the net loss incurred by IMC Phosphates in 2001 compared with the net earnings incurred in 2000.

IMC Phosphates Company

IMC Phosphates' net sales for the second quarter of 2001 decreased by five percent to $273.2 million compared to $287.4 million for the same period last year largely as a result of lower phosphate rock volumes and unfavorable concentrated phosphates product mix, partially offset by higher average sales realizations. Decreased phosphate rock volumes as well as lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP) and granular triple superphosphate, unfavorably impacted net sales by $6.7 million and $5.7 million, respectively. Average DAP prices increased two percent to $132 per short ton in the second quarter of 2001 from $130 per short ton in the second quarter of 2000.

Gross margins decreased 98 percent to $0.6 million for the second quarter of 2001 compared to $29.6 million for the second quarter of last year. This decrease was mainly the result of higher idle plant costs associated with temporary production cutbacks, unfavorable rock operations from reduced production volumes and lower sales volumes. All Louisiana phosphate production was shut down during the current quarter, representing approximately 45 percent of annualized DAP capacity.

Interest expense for the second quarter of 2001 increased $1.4 million to $5.0 million from $3.6 million as a result of increased working capital borrowings from IMC.

Other expense, net for the second quarter of 2001 fluctuated by $3.0 million from $0.2 in the prior year to $3.2 million in the current period primarily as a result of the unfavorable impact of ineffective natural gas hedges.

Six months ended June 30, 2001 vs. six months ended June 30, 2000

PLP
PLP incurred a loss of $26.6 million, or $0.26 per unit, excluding PLP's share of IMC Phosphates' special charges of $2.2 million, or $0.02 per unit, in the first six months of 2001 compared with earnings in the first six months of 2000 of $1.3 million, or $0.02 per unit, excluding PLP's share of IMC Phosphates' restructuring gain of $1.0 million, or $0.01 per unit. The increased loss from operations in 2001 resulted from PLP's equity in the net loss incurred by IMC Phosphates in 2001 compared with the net earnings incurred in 2000.

IMC Phosphates Company

IMC Phosphates' net sales for the first six months of 2001 decreased by eight percent to $572.5 million compared to $622.7 million for the same period last year largely as a result of lower concentrate and rock volumes, partially offset by higher average sales realizations. Decreased shipments of concentrated phosphates, primarily DAP, and lower rock volumes unfavorably impacted net sales by $40.6 million and $9.8 million, respectively. Higher average concentrate sales prices, driven by higher average DAP realizations, positively impacted net sales by $7.3 million. Average DAP prices increased three percent to $135 per short ton for the first six months of 2001 from $131 per short ton for the first six months of 2000.

Gross margins, excluding special charges of $2.4 million, decreased 82 percent to $13.4 million for the first six months of 2001 compared to $73.6 million for the first six months of the prior year. This decrease was mainly the result of higher idle plant costs associated with temporary production cutbacks, increased raw material costs, principally ammonia, unfavorable rock operations as a result of reduced production volumes and lower sales volumes, partially offset by lower sulphur costs coupled with higher average selling prices. All Louisiana phosphate production was shut down during the current six months, representing approximately 45 percent of annualized DAP capacity.

Interest expense for the first six months of 2001 increased $1.2 million to $8.3 million from $7.1 million as a result of increased working capital borrowings from IMC.

Other expense, net for the first six months of 2001 increased $5.6 million from zero in the prior year to $5.6 million in the current period primarily as a result of fees associated with an accounts receivables securitization entered into by IMC in the third quarter of 2000 coupled with the unfavorable impact of ineffective natural gas hedges.

Restructuring and Other Charges                                                                                                                                        Return to Table of Contents

For a detailed discussion of IMC Phosphates' restructuring activities, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity                                                                                                                                         Return to Table of Contents

PLP generates cash through its joint venture operations in IMC Phosphates and has sufficient borrowing capacity to meet its operating and discretionary spending requirements. Net cash used in operating activities totaled $19.6 million for the first six months of 2001 versus $22.6 million for the same period in 2000. The decrease in net cash used in operating activities was primarily attributable to an increase in payables to IMC.

Net cash provided by financing activities for the six month period ending June 30, 2001 was $19.6 million compared to net cash used in financing activities of $16.8 million for the same period in 2000. The fluctuation was attributable to an increase in net debt proceeds of $27.1 million and the absence of cash distributions to unitholders of $9.3 million.

On May 17, 2001, IMC entered into a new $500.0 million senior secured credit facility (New Credit Facilities) and issued $600.0 million of senior unsecured notes. The proceeds of this offering and of the initial borrowings under IMC's New Credit Facilities were used to repay all outstanding indebtedness under IMC's existing senior credit facilities and refinance outstanding letters of credit, to fund the tender offer for IMC's 6.625 percent senior notes due October 15, 2001, to pay related fees and expenses and for general corporate purposes.

IMC entered into the New Credit Facilities pursuant to a credit agreement, dated as of May 17, 2001, with The Chase Manhattan Bank, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P, as Syndication Agent, and various other lenders party thereto (Credit Agreement). Pursuant to the Credit Agreement the Company and certain of its domestic subsidiaries may borrow up to $500.0 million. PLP and IMC Phosphates are both borrowers and guarantors to the Credit Agreement. The New Credit Facilities consist of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit, and of a term loan facility (Term Loan Facility) of $290.0 million. The Revolving Credit Facility will mature on May 17, 2006. The Term Loan Facility will mature on November 17, 2006. If IMC's 7.65 percent senior notes due 2005 and 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to its maturity date, the funds borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

As of June 30, 2001, IMC had a total of $290.0 million drawn under the New Credit Facilities. Outstanding letters of credit as of June 30, 2001 totaled $48.9 million. As of June 30, 2001, the net available additional borrowings under the New Credit Facility were approximately $161.1 million.

The commitment fees associated with the Revolving Credit Facility vary depending upon IMC's leverage ratio and may range from 37.5 basis points to 50.0 basis points. The current commitment fee rate is 50.0 basis points. Interest rates associated with the Term Loan Facility and the Revolving Credit Facility also vary depending upon IMC's leverage ratio. With respect to the Revolving Credit Facility, interest on such loans are calculated at either prime plus 125.0 to 200.0 basis points (depending on IMC's leverage ratio) or LIBOR plus 225.0 to 300.0 basis points (depending on IMC's leverage ratio). With respect to the Term Loan facility, interest on such loans are calculated at either prime plus 275.0 basis points or LIBOR plus 375.0 basis points. The Revolving Credit Facility and the Term Loan Facility currently bear interest at LIBOR plus 300.0 basis points and LIBOR plus 375.0 basis points, respectively.

The New Credit Facilities are guaranteed by substantially all of IMC's direct or indirect domestic subsidiaries including PLP and IMC Phosphates, as well as IMC Canada Ltd., a Canadian corporation, IMC Potash Colonsay N.V., a Netherlands Antilles corporation, IMC Global Potash Holdings N.V., a Netherlands Antilles corporation, and IMC Global Netherlands B.V., a Netherlands corporation. The New Credit Facilities are secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC or the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities. The guarantors by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. Any payments under such guarantees would constitute a corresponding repayment of such intercompany debt.

The New Credit Facilities require IMC to meet certain financial tests, including but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facilities). In addition, the New Credit Facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, guarantees, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liquidations and change of business, prepayments, repurchases and redemption of other indebtedness, liens, sale-leaseback transactions and encumbrances, hedging agreements, amendments of debt and certain other material agreements, and other matters customarily restricted by such agreements. The New Credit Facilities also contain customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross default and cross acceleration to certain other material agreements or indebtedness, certain events of bankruptcy and insolvency, judgment defaults, invalidity of security interests supporting the new credit facilities and a change of control of IMC. Certain of the events of default are subject to exceptions, materiality qualifiers and baskets.

Concurrent with the closing of the New Credit Facilities, IMC issued $400.0 million aggregate principal amount of 10.875 percent Senior Notes Due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent Senior Notes Due 2011 (Ten Year Notes and together with the Seven Year Notes, Notes). The Notes were sold in reliance on Rule 144A and Regulation S under the Securities Act of 1933 (Securities Act). Set forth below is a brief summary of certain material terms of the Notes.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facilities including PLP and IMC Phosphates.

Prior to the time that the Notes receive an investment grade rating from both Standard & Poor's Ratings Group and Moody's Investor's Services Inc. and certain other conditions are satisfied (Fall-Away Event), covenants contained in the indentures under which the Notes were issued will limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) borrow money; (ii) pay dividends on, redeem or repurchase IMC's capital stock; (iii) make investments; (iv) sell assets (including provisions relating to the use of proceeds of such asset sales); (v) create restrictions on the payment of dividends or other amounts to IMC from its restricted subsidiaries; (vi) enter into transactions with affiliates; and (vii) expand into unrelated businesses. If IMC experiences specific kinds of changes of control prior to the Fall-Away Event, holders of the Notes will have the right to require IMC to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

Notwithstanding the preceding paragraph, so long as any of the Notes are outstanding, covenants contained in the indentures limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) create liens; (ii) enter into sale and leaseback transactions; and (iii) consolidate, merge or sell all or substantially all of its assets. In addition, so long as any Notes are outstanding, the indentures require, among other things, IMC to provide reports to holders of Notes and limit the ability of IMC's restricted subsidiaries to guarantee other debt.

The Seven Year Notes may not be redeemed at IMC's option prior to their maturity. Some or all of the Ten Year Notes may be redeemed at IMC's option at any time on or after June 1, 2006 for a premium.

The ongoing ability of IMC to meet its debt service and other obligations, including compliance with the financial and other covenants contained in the New Credit Facilities and the Notes, will depend upon the future performance of IMC, which will be subject to financial, business, and other factors, certain of which are beyond its control, such as prevailing economic and agricultural industry conditions and prices and other market conditions for IMC's products and upon IMC's ability to complete proposed major asset sales described therein on acceptable terms, if any.

________________________________________

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

 ******************************************

Item 3. Market Risk.                                                                                                                                                                                     Return to Table of Contents

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. IMC Phosphates has increased the number of exchange-traded natural gas forward purchase contracts since December 31, 2000. A ten percent decrease from the forward purchase price of natural gas at June 30, 2001 would result in a $5.0 million loss in the value contracts (see Note 3 of IMC Phosphates' Notes to Condensed Consolidated Financial Statements). At June 30, 2001, none of PLP's exposure to the other risk factors discussed above was significant nor had it materially changed from December 31, 2000.

******************************************

Part II. OTHER INFORMATION                                                                                                                                                           Return to Table of Contents

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K.
A report under Item 5 dated April 25, 2001. A report under Items 5 and 7 dated May 30, 2001.

******************************************

Return to Table of Contents

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

Date: August 14, 2001