Form 10-Q
period 2001-09-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2001-11-14
CIK 793421

******************************************

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF OPERATIONS
(In millions, except per unit amounts)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Equity in earnings (loss) of IMC Phosphates Company	$ (10.0)	$ 1.7	$ (15.5)	$ 27.0
Selling, general and administrative expenses	2.6	2.1	8.1	8.1
Interest expense	8.4	9.1	26.2	26.4
Other (income) expense, net	0.5	-	0.5	(0.3)
Loss	$ (21.5)	$ (9.5)	$ (50.3)	$ (7.2)
Loss per unit	$ (0.21)	$ (0.09)	$ (0.49)	$ (0.07)

Average units outstanding	103.5	103.5	103.5	103.5

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED BALANCE SHEET
(In millions)

	(Unaudited) September 30 2001	December 31 2000
Assets
Current assets:
Due from IMC Phosphates Company	$ 54.9	$ 41.5
Investment in IMC Phosphates Company	258.2	293.8
Other assets	0.8	0.9
Total assets	$ 313.9	$ 336.2

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 3.1	$ 9.9
Due to IMC Global Inc.	13.9	5.5
Total current liabilities	17.0	15.4
Long-term debt (including $345.9 million and $312.5 million due to IMC Global Inc. as of September 30, 2001 and December 31, 2000, respectively)	501.5	468.2
Other noncurrent liabilities	108.1	108.4
Partners' deficit	(312.7)	(255.8)
Total liabilities and partners' deficit	$ 313.9	$ 336.2

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30
	2001	2000
Cash Flows from Operating Activities
Loss	$ (50.3)	$ (7.2)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in (earnings) loss of IMC Phosphates Company	15.5	(27.0)
Other charges and credits, net	(0.1)	(1.6)
Changes in:
Other assets	-	0.1
Accounts payable and accrued liabilities	(6.8)	(4.1)
Due to IMC Global Inc.	8.4	5.1
Net cash used in operating activities	(33.3)	(34.7)
Cash Flows from Financing Activities
Cash distributions to unitholders	-	(9.3)
Proceeds from issuance of long-term debt	33.5	18.2
Payments of long-term debt, net	(0.2)	(13.6)
Net cash provided by (used in) financing activities	33.3	(4.7)

Net change in cash and cash equivalents	-	(39.4)
Cash and cash equivalents - beginning of period	-	39.4
Cash and cash equivalents - end of period	$ -	$ -

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.       Summarized Financial Information of IMC Phosphates Company

PLP has a 41.5 percent investment in IMC Phosphates Company (IMC Phosphates). PLP accounts for its investment in IMC Phosphates using the equity method. PLP's investment in the carrying value of IMC Phosphates is less than its 41.5 percent ownership of the net assets by $113.3 million, which is being amortized over 10 years. The amortization of approximately $2.9 million for each quarter has been included in PLP's share of IMC Phosphates' earnings (loss).

Three months ended September 30			Nine months ended September 30
	2001	2000	2001	2000
Net sales	$ 244.6	$ 303.0	$ 817.1	$ 925.7
Cost of goods sold	250.9	290.1	812.4	839.2
Gross margins	(6.3)	12.9	4.7	86.5

Selling, general and administrative expenses	10.4	11.1	31.8	33.0
Restructuring activity	6.4	1.3	9.2	(1.2)
Operating earnings (loss)	(23.1)	0.5	(36.3)	54.7

Interest expense	6.5	3.5	14.8	10.6
Other expense, net	1.5	0.2	7.1	0.2

Earnings (loss)	$ (31.1)	$ (3.2)	$ (58.2)	$ 43.9

2.       Recently Issued Accounting Guidance

On January 1, 2001, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value. The effect of this transition adjustment resulted in $1.6 million of Accumulated other comprehensive income, which is included in partners' capital. IMC Phosphates recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

IMC Phosphates had various exchange-traded natural gas forward purchase contracts outstanding as of September 30, 2001 maturing in various months through March 2002 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The effective portion of changes in the fair value of IMC Phosphates' cash flow hedges is recorded in Accumulated other comprehensive income. As of September 30, 2001, IMC Phosphates had unrealized losses totaling $16.0 million related to its cash flow hedges all of which is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized and reported on the same line in the Condensed Consolidated Statement of Operations as the underlying hedged item. The ineffective portion of changes in the fair value of IMC Phosphates' cash flow hedges were reported in Other (income) expense, net in the Condensed Consolidated Statement of Operations, and amounted to $1.2 million and $3.1 million for the three and nine months ended September 30, 2001, respectively.

As a result, PLP has recorded its proportionate share of IMC Phosphates' accumulated other comprehensive income as a reduction to its' Investment in IMC Phosphates Company and Partners' deficit (see Note 4).

3.       Financing Arrangements

On May 17, 2001, IMC entered into a new $500.0 million senior secured credit facility (New Credit Facilities). Concurrent with the closing of the New Credit Facilities, IMC issued $400.0 million aggregate principal amount of 10.875 percent Senior Notes Due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent Senior Notes Due 2011 (Ten Year Notes and together with the Seven Year Notes, Notes). On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes. The Notes were sold in reliance on Rule 144A and Regulation S under the Securities Act of 1933. Set forth below is a brief summary of certain material terms of the Notes. The proceeds of the Note offering and of the initial borrowings under IMC's New Credit Facilities were used: (i) to repay all outstanding indebtedness under IMC's existing senior credit facilities and refinance outstanding letters of credit; (ii) to fund the tender offer for IMC's 6.625 percent senior notes due October 15, 2001; (iii) to pay related fees and expenses; and (iv) for general corporate purposes.

IMC entered into the New Credit Facilities pursuant to a credit agreement, dated as of May 17, 2001, with The Chase Manhattan Bank, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P, as syndication agent, and various other lenders party thereto (Credit Agreement). Pursuant to the Credit Agreement IMC and certain of its domestic subsidiaries may borrow up to $500.0 million. PLP and IMC Phosphates are both borrowers and guarantors to the Credit Agreement. The New Credit Facilities consist of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit, and of a term loan facility (Term Loan Facility) of $290.0 million. The Revolving Credit Facility will mature on May 17, 2006. The Term Loan Facility will mature on November 17, 2006. If IMC's 7.65 percent senior notes due 2005 and 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to its maturity date, the funds borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

As of September 30, 2001, IMC had a total of $415.0 million drawn under the New Credit Facilities. Outstanding letters of credit as of September 30, 2001 totaled $57.9 million. As of September 30, 2001, the net available additional borrowings under the New Credit Facility were approximately $27.1 million.

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

The New Credit Facilities require IMC to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facilities). In addition, the New Credit Facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, guarantees, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liquidations and change of business, prepayments, repurchases and redemption of other indebtedness, liens, sale-leaseback transactions and encumbrances, hedging agreements, amendments of debt and certain other material agreements, and other matters customarily restricted by such agreements. The New Credit Facilities also contain customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other material agreements or indebtedness, certain events of bankruptcy and insolvency, judgment defaults, invalidity of security interests supporting the new credit facilities and a change of control of IMC. Certain of the covenants and events of default are subject to exceptions, materiality qualifiers and baskets.

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

The ongoing ability of IMC to meet its debt service and other obligations, including compliance with the financial and other covenants contained in the New Credit Facilities and the Notes, will depend upon the future performance of IMC, which will be subject to financial, business, and other factors, certain of which are beyond its control, such as prevailing economic and agricultural industry conditions and prices and other market conditions for IMC's products and upon IMC's ability to complete proposed major asset sales on acceptable terms, if any.

4.      Comprehensive Loss

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Comprehensive loss:
Loss	$ (21.5)	$ (9.5)	$ (50.3)	$ (7.2)
Net unrealized loss on derivative instruments	(0.5)	-	(6.6)	-
Total comprehensive loss for the period	$ (22.0)	$ (9.5)	$ (56.9)	$ (7.2)

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2001 vs. three months ended September 30, 2000

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

PLP incurred a loss of $18.8 million, or $0.18 per unit, excluding PLP's share of IMC Phosphates' restructuring charge of $2.7 million, or $0.03 per unit, in the third quarter of 2001 compared with a loss in the third quarter of 2000 of $9.0 million, or $0.09 per unit, excluding PLP's share of IMC Phosphates' restructuring charge of $0.5 million (see Restructuring and Other Charges). This increased loss from operations in 2001 resulted from PLP's equity in the increased loss incurred by IMC Phosphates in 2001 compared with 2000.

IMC Phosphates Company
IMC Phosphates' net sales for the third quarter of 2001 declined 19 percent to $244.6 million compared to $303.0 million for the same period last year largely as a result of lower concentrated phosphate volumes and prices. Lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $38.9 million. Average DAP prices decreased 11 percent to $119 per short ton in the third quarter of 2001 from $134 per short ton in the third quarter of 2000.

Gross margins decreased to a negative $6.3 million for the third quarter of 2001 compared to $12.9 million for the third quarter of last year. This decrease was mainly the result of lower sales prices and the unfavorable impact of rock operations due to extended shutdowns.

Nine months ended September 30, 2001 vs. nine months ended September 30, 2000

 PLP
PLP incurred a loss of $45.4 million, or $0.44 per unit, excluding PLP's share of IMC Phosphates' restructuring and special charges of $4.9 million, or $0.05 per unit, in the first nine months of 2001 compared with a loss in the first nine months of 2000 of $7.7 million, or $0.07 per unit, excluding PLP's share of IMC Phosphates' restructuring gain of $0.5 million (see Restructuring and Other Charges). The increased loss from operations in 2001 resulted from PLP's equity in the loss incurred by IMC Phosphates in 2001 compared with the earnings incurred in 2000.

IMC Phosphates Company
IMC Phosphates' net sales for the first nine months of 2001 declined 12 percent to $817.1 million compared to $925.7 million for the same period last year largely as a result of lower concentrate and rock volumes as well as lower average concentrate price realizations. Decreased shipments of concentrated phosphates, primarily DAP and granular triple superphosphate, as well as lower rock volumes unfavorably impacted net sales by $60.2 million, $10.1 million and $10.8 million, respectively. Lower average concentrate sales prices, driven by lower average DAP realizations, negatively impacted net sales by $13.3 million. Average DAP prices declined one percent to $131 per short ton for the first nine months of 2001 from $132 per short ton for the first nine months of 2000.

Gross margins, excluding special charges of $2.4 million, fell 92 percent to $7.1 million for the first nine months of 2001 compared to $86.5 million for the first nine months of last year. This decrease was mainly the result of: (i) the impact of unfavorable rock operations as a result of reduced production volumes; (ii) higher idle plant costs associated with temporary production cutbacks as well as; (iii) lower sales volumes and prices, partially offset by lower sulphur costs. All Louisiana phosphate production was shut down during the first seven months of the year, representing approximately 45 percent of annualized DAP/GMAP capacity.

Restructuring and Other Charges

2001 Restructuring Charges
As part of IMC's 1998 plan to improve profitability (Project Profit), IMC Phosphates had sold its urea plant to a third party (Buyer). The effective operation of this plant was dependent upon receiving services from IMC Phosphates' remaining Louisiana operations. The Louisiana operations were idle for the first half of the year, which impacted the ability of the urea plant to operate. IMC Phosphates agreed to repurchase the plant from the Buyer and plans to shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition are $6.4 million. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

In the first quarter of 2001, IMC announced a new organizational structure (Reorganization Plan) designed to fully maximize IMC's global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in headcount reductions. As a result, IMC Phosphates recorded a restructuring charge of $2.8 million in the first quarter of 2001. A total of 62 employees were terminated and the majority had left IMC Phosphates prior to September 30, 2001. The majority of the remaining severance payments will be disbursed over the next 12 months.

2000 Restructuring Charges
As part of Project Profit, IMC Phosphates had written off certain assets in 1998. However, in April and July 2000, some of these assets, including the urea plant referred to above, were sold to a third party. This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

Other
In addition, IMC Phosphates recorded a $2.4 million special charge in the first quarter of 2001 related to the write-off of certain deferred costs. This special charge was recorded in Cost of goods sold.

Capital Resources and Liquidity

PLP has borrowing capacity through IMC. IMC's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts and any strategic acquisitions in the future, if any, will depend on IMC's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC's control. IMC believes that its cash, other liquid assets, operating cash flow, together with available borrowings and potential access to credit and capital markets and receipt of asset sale proceeds, will be sufficient to meet IMC's operating expenses and capital expenditures and service its debt requirements as they become due, including debt of approximately $300.0 million due through December 31, 2002. However, IMC cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized on schedule or that future borrowings or anticipated proceeds from planned divestitures, which are dependent on purchaser financing, will be available when needed or in an amount sufficient to enable IMC to repay indebtedness, or to fund other liquidity needs. IMC may need to refinance all or a portion of its indebtedness on or before maturity. IMC cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

IMC's credit facilities require it to maintain certain financial ratios. IMC will need to obtain a waiver or amendment of the financial covenants in its credit facilities if it completes the sale of the IMC Salt and IMC Ogden businesses. In addition, if product prices and other market conditions do not improve or if IMC is unable to complete major asset sales, there is no assurance that IMC will be able to comply with applicable financial covenants. There can be no assurance that IMC will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply IMC with further funds (including periodic rollovers of existing borrowings).

Net cash used in operating activities totaled $33.3 million for the first nine months of 2001 versus $34.7 million for the same period in 2000.

Net cash provided by financing activities for the nine month period ending September 30, 2001 was $33.3 million compared to net cash used in financing activities of $4.7 million for the same period in 2000. The fluctuation was attributable to an increase in net debt proceeds of $28.7 million and the absence of cash distributions to unitholders of $9.3 million.

See Note 3 of Notes to Condensed Financial Statements for a discussion of financing arrangements.

__________________________

1 All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where PLP or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by PLP for its products; constraints on supplies of raw materials used in manufacturing certain of PLP's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving PLP; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in PLP's Securities and Exchange Commission reports.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing raw material prices, but not for trading purposes. IMC Phosphates has increased the number of exchange-traded natural gas forward purchase contracts since December 31, 2000. A ten percent decrease from the forward purchase price of natural gas at September 30, 2001 would result in a $3.0 million loss in the value of these contracts. At September 30, 2001, none of PLP's exposure to the other risk factors discussed above was significant nor had it materially changed from December 31, 2000.

Part II.        OTHER INFORMATION

Item 1.         Legal Proceedings.1

On September 13, 1999, four plaintiffs from Lakeland, Florida filed a class-action lawsuit against Agrico Chemical Company (Agrico), Freeport McMoRan (FTX), PLP and a number of unrelated defendants (Moore et al. vs. Agrico Chemical Company et al., Circuit Court of the Tenth Judicial Circuit (Court), Polk County Florida, Case No. G99-2794). The suit sought unspecified compensation for alleged property damage, medical monitoring, remediation of an alleged public health hazard and other damages purportedly arising from operation of the neighboring crop nutrients and crop protection chemical facilities. Agrico owned the Landia portion of these facilities for approximately

18 months during the mid-1970s. On August 7, 2001, the Court entered an order certifying the settlement class, granting final approval of class settlement, and granting dismissal of the claims with prejudice. Agrico, FTX and PLP funded their portion of the final settlement, which was not material. On September 25, 2001, the Court approved the Share Allocation Report and directed distribution of the settlement funds. Concurrent with this litigation, the Environmental Protection Agency (EPA) has determined that remediation of on-site and off-site contamination is necessary. Pursuant to an indemnification agreement, The Williams Companies have been participating in remediation efforts required by the EPA at the Landia site and have assumed responsibility of any on-site remedial costs that Agrico might incur.

Item 6.         Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. None.

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

Date: November 13, 2001