Form 10-K405
period 2001-12-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2002-03-27
CIK 793421

*****************************************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

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

State the aggregate market value of the voting units held by non-affiliates of the Registrant: $225,362,903 as of March 18, 2002. Market value is based on the March 18, 2002 closing price of the Registrant's depositary units as reported on the New York Stock Exchange Composite Transactions for such date.

*****************************************************************

2001 FORM 10-K CONTENTS

__________________________________________________________________________________________________________________________

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

PLP is a publicly traded Delaware limited partnership. As of December 31, 2001, IMC held partnership units representing an approximate 51.6 percent interest in PLP. The remaining interests are publicly owned and traded on the New York Stock Exchange (NYSE). See "Other Matters - Relationship Between PLP and IMC," for further detail.

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

IMC Phosphates Company

IMC Phosphates MP Inc. (MP Co.), a wholly-owned subsidiary of IMC and PLP, manages the operations of IMC Phosphates. Subject to the terms of the IMC Phosphates Partnership Agreement (Partnership Agreement), IMC has, through MP Co., the sole authority to make certain decisions affecting IMC Phosphates, including authorizing certain capital expenditures for expansion; incurring certain indebtedness; approving significant acquisitions and dispositions; and determining certain other matters. IMC Phosphates' operations consist of its phosphate crop nutrients business and its animal feed ingredients business.

The dollar amounts included in the discussions of IMC Phosphates throughout this Form 10-K are shown in total for the joint venture, unless otherwise noted.

For a discussion of IMC Phosphates' business operations, see Part I, Item 1, "Business," in IMC Phosphates' Form 10-K included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K.

Factors Affecting Demand

IMC Phosphates' results of operations historically have reflected the effects of several external factors, which are beyond its control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, IMC Phosphates' business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

IMC Phosphates' export sales to foreign customers are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls; expropriation and other economic, political and regulatory policies of local governments; and laws and policies affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year.

OTHER MATTERS

Environmental Health and Safety Matters

PLP's Program

PLP, through IMC Phosphates, has adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

As a key to IMC Phosphates' success, IMC Phosphates is committed to the pursuit of excellence in health and safety and environmental stewardship. Every employee will strive to continuously improve IMC Phosphates' performance and to minimize adverse environmental, health and safety impacts. IMC Phosphates will proactively comply with all environmental, health and safety laws and regulations.

This Policy is the cornerstone of the IMC Phosphates' comprehensive EHS program (EHS Program) to achieve sustainable, predictable and verifiable EHS performance. Integral elements of the EHS Program include: (i) improving IMC Phosphates' EHS procedures and protocols; (ii) upgrading its related facilities and staff; (iii) participating in and responding to baseline and verification audits conducted by IMC; (iv) conducting internal self-audits; (v) formulating EHS improvement plans; and (vi) assuring management accountability. IMC Phosphates has phased in implementation of this EHS Program and each facility is in a different stage of EHS Program integration. IMC conducts audits to measure the extent of IMC Phosphates' implementation of the EHS Program and to confirm that each facility has achieved regulatory compliance, implemented continuous EHS improvement and integrated EHS management systems into day-to-day business functions.

For further discussion of EHS matters, see "OTHER MATTERS - Environmental Health and Safety Matters," in Part I, Item 1, "Business," of IMC Phosphates' Form 10-K included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K.

Employees

PLP has no employees. The individuals who perform services for IMC Phosphates are employed primarily by IMC Phosphates MP Inc.  This includes former employees of PLP and IMC who were transferred to MP Co. when IMC Phosphates was formed. As of December 31, 2001, MP Co. had 3,112 employees. The work force consisted of 797 salaried employees, 2,314 hourly employees and one temporary or part-time employee.

Labor Relations

MP Co. has three collective bargaining agreements with affiliated local chapters of the same international union. As of December 31, 2001, approximately 91 percent of the hourly work force were covered under collective bargaining agreements. Two agreements were successfully re-negotiated during 2001. No agreements will expire in 2002. MP Co. has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

Relationship Between PLP and IMC

Management and Ownership

IMC serves as General Partner of PLP and the management and officers of IMC perform all PLP management functions and carry out the activities of PLP. Employees of IMC and its subsidiaries provide certain services for PLP, including financial, management, treasury, tax, information, environmental, insurance, legal and accounting.  IMC is reimbursed for its direct and indirect costs in providing these services, based on an allocation by IMC. As of December 31, 2001, IMC held partnership units that represented an approximate 51.6 percent interest in PLP. As a result of IMC's position as General Partner and of its ownership interest, IMC has the ability to control all matters relating to the management of PLP, including any determination with respect to the acquisition or disposition of PLP assets, future issuance of additional debt or other securities of PLP and any distributions payable in respect of PLP's partnership interests. In addition to such other obligations it may assume, IMC has a general duty to act in good faith handling the assets and affairs of PLP.

During 2001, PLP made no distributions to the public unitholders. On January 31, 2002, PLP announced that it would not make a cash distribution for the quarter ended December 31, 2001. Total unpaid cash distributions due to IMC of $431.3 million existed as of December 31, 2001. PLP's distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC is entitled to recover its unpaid cash distributions on a quarterly basis from one half of any excess of future quarterly distributions over $0.60 cents per unit for all units.
Financing Arrangements

Reference is made to the information set forth in Note 4 of the Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Conflicts of Interest

The nature of the respective businesses of PLP and IMC and its affiliates may give rise to conflicts of interest between PLP and IMC. Conflicts could arise, for example, with respect to transactions involving potential acquisitions of businesses or mineral properties, the issuance of additional partnership interests, the determination of distributions to be made by PLP, the allocation of general and administrative expenses between IMC and PLP and other business dealings between PLP and IMC and its affiliates. Except in cases where a different standard may have been provided for, IMC, as General Partner of PLP, is accountable to PLP as a fiduciary and consequently, must exercise good faith in handling the assets and affairs of PLP. However, unlike the strict duty of a fiduciary who must act solely in the best interests of the beneficiary, in resolving conflicts of interest, PLP's limited partnership agreement (PLP Agreement) permits IMC to consider the relative interest of each party to a potential conflict situation and the benefits and burdens relating to such interests which, under certain circumstances, could include the interest of IMC and its other affiliates. Further, the PLP Agreement provides that any loans from a general partner or any affiliate of a general partner (such as IMC) to PLP shall bear interest at the rate that would be charged to PLP by unrelated lenders on comparable loans.

Item 2. Properties.

Information regarding the plant and properties of PLP is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For information on legal and environmental proceedings, see Note 6 of PLP's Notes to Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II.

Item 5. Market for Registrant's Partnership Units and Related Unitholder Matters.

PLP's partnership units trade on the NYSE under the symbol PLP. The PLP unit price is reported daily in the financial press under "PLP" in most listings of NYSE securities. As of March 18, 2002, the number of holders of record of the partnership's units was 6,399. Under federal law, ownership of PLP units is limited to "United States citizens." A United States citizen is defined as a person who is eligible to own interests in federal mineral leases, which generally includes: (i) United States citizens; (ii) domestic entities owned by United States citizens; and (iii) domestic corporations owned by United States citizens and/or certain foreign persons. The following table sets forth, for the periods indicated, the range of high and low sales prices, from the composite tape for NYSE issues.

	2001		2000
	High	Low	High	Low
First Quarter	$ 4.50	$ 2.96	$ 10.25	$ 7.88
Second Quarter	$ 3.90	$ 3.00	$ 8.63	$ 5.88
Third Quarter	$ 4.00	$ 3.05	$ 6.44	$ 4.50
Fourth Quarter	$ 5.40	$ 3.45	$ 4.75	$ 3.13

Ownership as of December 31, 2001 was as follows:

	Units	Percent
Public unitholders	50,080,645	48.4
IMC	53,385,133[a]	51.6
	103,465,778	100.0

a Includes 1,036,983 of partnership interests beneficially owned by IMC.

No cash distributions were made during 2001. Cash distributions declared and paid to public unitholders during 2000 totaled $0.09 per unit. Cash distributions to public unitholders are determined by available distributable cash resulting from operations of the partnership and the terms of the PLP Agreement. PLP anticipates that future potential cash distributions will be used to reduce outstanding debt with IMC. As a result, no cash distributions are planned in the foreseeable future. Distributable cash is shared ratably by PLP's public unitholders and IMC, except that IMC will be entitled to receive the unpaid cash distributions, totaling $431.3 million as of December 31, 2001, from one-half of the quarterly distributable cash after the payment of $0.60 per unit to all unitholders. Cash paid during 2000 is shown below:

2000
Distribution Per Unit	Record Date	Payment Date
$0.09	Feb. 8, 2000	Feb. 14, 2000

 Item 6. Selected Financial Data.

Five Year Comparisona
(Dollars in millions, except per unit amounts)

Years ended December 31
	2001[b]	2000[c]	1999[d]	1998[e]	1997[f]
Statement of Operations Data:
Net sales	$ -	$ -	$ -	$ -	$ 158.7
Gross margins	$ -	$ -	$ -	$ -	$ (386.3)
Operating loss	$ -	$ -	$ -	$ -	$ (442.4)
Equity in earnings (loss) of IMC Phosphates	$ (18.4)	$ 28.9	$ 49.6	$ 95.5	$ 154.7

Earnings (loss) from continuing operations	$ (71.3)	$ (19.1)	$ 6.3	$ 53.5	$ (323.5)
Loss from discontinued operations	-	-	(27.4)	(21.2)	(17.1)
Cumulative effect of a change in accounting principle	-	-	(2.6)	-	-
Extraordinary charge - debt retirement	-	-	-	-	(14.5)
Earnings (loss)	$ (71.3)	$ (19.1)	$ (23.7)	$ 32.3	$ (355.1)

Earnings (loss) per unit:
Earnings (loss) from continuing operations	$ (0.69)	$ (0.18)	$ 0.06	$ 0.51	$ (3.12)
Loss from discontinued operations	-	-	(0.27)	(0.20)	(0.17)
Cumulative effect of a change in accounting principle	-	-	(0.02)	-	-
Extraordinary charge - debt retirement	-	-	-	-	(0.14)
Earnings (loss) per unit	$ (0.69)	$ (0.18)	$ (0.23)	$ 0.31	$ (3.43)

Distributions per publicly held unit:
Cash	$ -	$ 0.09	$ 0.43	$ 0.22	$ 1.34
Property	$ -	$ -	$ -	$ -	$ 1.21

Average units outstanding	103.5	103.5	103.5	103.5	103.5

Balance Sheet Data (as of December 31):
Total assets	$ 314.6	$ 336.2	$ 347.1	$ 455.2	$ 450.5
Long-term debt, including current portion	$ 508.4	$ 468.2	$ 456.4	$ 461.2	$ 455.8
Partners' deficit	$ (330.8)	$ (255.8)	$ (227.4)	$ (159.0)	$ (168.4)

a For information related to IMC Phosphates' special charges discussed below, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of IMC Phosphates' Form 10-K included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K.
b Equity in losses of IMC Phosphates includes special charges of $4.9 million, or $0.05 per unit. PLP's losses include a special charge of $7.5 million, or $0.07 per unit, for additional environmental accruals and the $4.9 million, or $0.05 per unit, IMC Phosphates' special charge.
c Equity in earnings of IMC Phosphates includes a restructuring gain of $0.5 million, or $0.01 per unit.
d Equity in earnings of IMC Phosphates includes special charges of $55.4 million, or $0.54 per unit. PLP's loss includes a cumulative effect of a change in accounting principle for the adoption of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities.
e Equity in earnings of IMC Phosphates includes special charges of $62.6 million, or $0.61 per unit.
f PLP's loss includes special charges of $406.0 million, or $3.92 per unit, and a $14.5 million extraordinary loss, or $0.14 per unit, relating to the early extinguishment of debt. Net sales, gross margins and operating loss primarily represent the former sulphur operations of PLP, which were distributed pro rata in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with PLP's financial statements and accompanying notes included in Part II, Item 8, "Financial Statements and Supplementary Data," and IMC Phosphates' financial statements and accompanying notes included in Part II, Item 8, "Financial Statements and Supplementary Data," of IMC Phosphates' Form 10-K included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K. PLP's continuing business operations consist of its 41.5 percent joint venture ownership interest in IMC Phosphates. The amounts included in the IMC Phosphates' discussion are shown in total for the joint venture, unless otherwise noted.

RESULTS OF OPERATIONS

PLP

2001 Compared to 2000

PLP incurred a loss in 2001 of $58.9 million, or $0.57 per unit, excluding a special charge of $7.5 million, or $0.07 per unit, for additional environmental accruals and PLP's share of IMC Phosphates' special charges of $4.9 million, or $0.05 per unit, for the following: (i) costs associated with employee headcount reductions; (ii) the repurchase of a plant and accrual for its planned demolition; and (iii) the write-off of certain deferred costs. Including the special charges, PLP incurred a loss of $71.3 million, or $0.69 per unit. PLP incurred a loss in 2000 of $19.6 million, or $0.19 per unit, excluding PLP's share of IMC Phosphates' restructuring gain of $0.5 million, or $0.01 per unit. Including the restructuring gain, PLP incurred a loss of $19.1 million, or $0.18 per unit.

The increased loss from continuing operations in 2001 resulted from significantly lower equity in earnings of IMC Phosphates due to reduced phosphates pricing and increased mine and plant shutdown costs to reduce rock inventory.

2000 Compared to 1999

PLP incurred a loss from continuing operations in 2000 of $19.6 million, or $0.19 per unit, excluding PLP's share of IMC Phosphates' restructuring gain of $0.5 million, or $0.01 per unit. Including the restructuring gain, PLP incurred a loss of $19.1 million, or $0.18 per unit. PLP generated earnings from continuing operations in 1999 of $61.7 million, or $0.60 per unit, excluding IMC Phosphates' special charges of $55.4 million, or $0.54 per unit. Including the special charges, PLP generated earnings from continuing operations of $6.3 million, or $0.06 per unit. PLP incurred a loss in 1999 of $23.7 million, or $0.23 per unit, including: (i) the IMC Phosphates' special charges of $55.4 million, or $0.54 per unit (see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of IMC Phosphates' Form 10-K included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K for further detail.); (ii) a loss from discontinued operations of $27.4 million, or $0.27 per unit (see Discontinued Operations for further detail); and (iii) a $2.6 million charge, or $0.02 per unit, for the cumulative effect of a change in accounting principle.

The increased loss from continuing operations in 2000 resulted from significantly lower equity in earnings of IMC Phosphates due to reduced phosphate pricing and volumes as well as higher raw material costs, partially offset by savings from cost reductions programs.

Discontinued Operations

PLP's results for the year ended December 31, 1999 reflect the operations of PLP's multi-year oil and natural gas exploration program with McMoRan Exploration Company (Exploration Program) as discontinued operations. See Note 2 of Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

For information related to IMC Phosphates' results of operations, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of IMC Phosphates' Form 10-K included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

PLP and IMC Phosphates record accrued liabilities for various environmental matters, reclamation activities and the demolition of former operating facilities. As of December 31, 2001, PLP had $8.8 million accrued for environmental matters and IMC Phosphates had $100.6 million accrued for reclamation activities and $31.7 million for the demolition of former operating facilities. The estimation processes used to determine the amounts of these accrued liabilities are very complex and use information obtained from PLP- and IMC Phosphates-specific and industry data, as well as general economic information. These estimation processes require PLP and IMC Phosphates to continuously monitor and evaluate the reasonableness of the judgments made and adjust for changes in assumptions as they occur. Actual costs for the above matters could differ from those estimated.

CAPITAL RESOURCES AND LIQUIDITY

Historically, PLP has satisfied its borrowing needs through IMC. IMC currently has loans aggregating $352.7 million outstanding to PLP. PLP has two separate credit agreements with IMC (IMC Agreements). One agreement is a demand note for up to $200.0 million and bears interest at a variable rate, based on LIBOR plus one percent, which was 3.625 percent as of December 31, 2001, while the other agreement is an 8.75 percent demand note for up to $150.0 million. Interest under the IMC Agreements is payable quarterly. PLP had borrowed $202.7 million and $150.0 million, respectively, as of December 31, 2001 and $162.5 million and $150.0 million, respectively, as of December 31, 2000 under the IMC Agreements. IMC has advised PLP that although it currently does not intend to demand payment on the IMC Agreements prior to January 1, 2003, IMC is considering entering into discussions with PLP contemplating a revision to the terms of the loans from IMC, including the interest rate, if warranted. The IMC Agreements evidencing the obligations to IMC have been classified as long-term.

IMC's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures, expansion efforts and strategic acquisitions in the future, if any, will depend on IMC's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC's control. IMC believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet IMC's operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

IMC's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and customary events of default. IMC's access to funds is dependent upon its product prices and market conditions. If product prices and other market conditions were to return to the low levels of 2001, there is no assurance that IMC will be able to comply with applicable financial covenants. IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs. IMC may need to refinance all or a portion of its indebtedness on or before maturity. IMC cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

There can be no assurance that IMC will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply IMC with further funds (including periodic rollovers of existing borrowings).

PLP's ability to generate cash is dependent on distributions from its joint venture investment in IMC Phosphates. Operating activities used $40.2 million and $41.9 million in cash in 2001 and 2000, respectively.  IMC currently has loans aggregating $254.0 million outstanding to IMC Phosphates. IMC is considering entering into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.

Net cash provided by financing activities in 2001 was $40.2 million, which increased by $37.7 million from $2.5 million in 2000. This change was primarily the result of higher net debt proceeds of $28.4 million and the absence of distributions to unitholders of $9.3 million, both of which primarily resulted from decreased equity in earnings of IMC Phosphates. PLP anticipates that future potential cash distributions will be used to reduce outstanding debt with IMC. As a result, no cash distributions are planned in the foreseeable future.

In addition to distributions from IMC Phosphates, PLP has historically relied on borrowings from IMC as a principal source of liquidity. IMC entered into a new $500.0 million senior secured credit facility on May 17, 2001 (New Credit Facility). Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including PLP and IMC Phosphates, may borrow up to $500.0 million. The New Credit Facility consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of $290.0 million. Concurrent with the closing of the New Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes and together with the Seven Year Notes, Notes). On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes (November Note Offering). Set forth below is a brief summary of certain material terms of the New Credit Facility, the Notes and the November Note Offering.  For more detail on PLP's financing arrangements, see Note 4 of PLP's Notes to Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

The proceeds from the Notes and the initial borrowings under IMC's New Credit Facility were used: (i) to repay all outstanding indebtedness under IMC's existing senior credit facilities and to refinance outstanding letters of credit; (ii) to fund the tender offer for IMC's 6.625 percent senior notes due October 15, 2001; (iii) to pay related fees and expenses; and (iv) for general corporate purposes. The proceeds from the November Note Offering were used: (i) to refinance $75.0 million of industrial revenue bonds due 2015 issued by the Florida Polk County Industrial Development Authority; (ii) to pay related fees and expenses; and (iii) for general corporate purposes.

The Revolving Credit Facility will mature on May 17, 2006 while the Term Loan Facility will mature on November 17, 2006. However, if IMC's $300.0 million of 7.625 percent senior notes due 2005 and $150.0 million of 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to the maturity date of the Revolving Credit Facility funds, may be borrowed, repaid and reborrowed under the Revolving Credit Facility without premium or penalty. Amounts repaid in respect to the Term Loan Facility may not be reborrowed.

As of December 31, 2001, IMC did not have any amounts drawn under the Revolving Credit Facility. Outstanding letters of credit as of December 31, 2001 totaled $51.2 million. As of December 31, 2001, the net available additional borrowings under the Revolving Credit Facility were $158.8 million. In 2001, repayments of $26.2 million of borrowings resulted in an outstanding balance of $263.8 million under the Term Loan Facility as of December 31, 2001.

The New Credit Facility is guaranteed by substantially all of IMC's direct and indirect domestic subsidiaries including PLP and IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries. The New Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities, with a net book value of $205.7 million as of December 31, 2001. The guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. Any payments under such guarantees would constitute a corresponding repayment of such intercompany debt.

The New Credit Facility requires IMC to meet certain financial tests including a leverage ratio test and an interest coverage test. Certain of such tests were amended in December 2001 in connection with the sale of IMC's salt operations and Australian operations (Divestitures). In addition, the New Credit Facility contains certain covenants and customary events of default.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facility, except that MP Co. was designated as an unrestricted subsidiary in the fourth quarter of 2001 and is, therefore, no longer a guarantor of the Notes. MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates.

The Seven Year Notes may not be redeemed at IMC's option prior to their maturity. Some or all of the Ten Year Notes may be redeemed, for a premium, at IMC's option at any time on or after June 1, 2006.

As of December 31, 2001, IMC had a shelf registration statement pursuant to which IMC has registered under the Securities Act of 1933 the potential issuance of approximately $750.0 million of debt or equity securities. In February 2002, IMC issued 5.4 million shares of its common stock for $70.0 million under this shelf registration in order to satisfy its obligation under a common equity forward purchase contract.

The following information summarizes PLP's and IMC Phosphates' contractual obligations and other commercial commitments as of December 31, 2001, excluding amounts owed to IMC.
	Total	Payments by Period
(In millions)		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt - PLP	$ 155.7	$ -	$ 5.7	$ -	$ 150.0
Long-term debt - IMC Phosphates	39.9	3.8	6.0	3.0	27.1
Operating leases - IMC Phosphates	40.1	11.5	15.0	8.1	5.5
Unconditional purchase obligations - IMC Phosphates[a]	164.4	132.9	19.1	6.6	5.8
Other long-term obligations - IMC Phosphates	71.7	12.2	24.4	24.4	10.7
Total contractual cash obligations	$ 471.8	$ 160.4	$ 70.2	$ 42.1	$ 199.1
a Based on prevailing market prices as of December 31, 2001.

Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through PhosChem. As a member, IMC Phosphates is, subject to certain conditions, contractually obligated to reimburse the export association for its pro rata share of any losses or other liabilities incurred. There were no such operating losses or other liabilities in 2001, 2000 or 1999. IMC Phosphates also incurs certain non-current liabilities, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of December 31, 2001, IMC Phosphates had $88.5 million in surety bonds outstanding which mature over the course of 2002, and did not meet the financial strength test for an additional $92.6 million of such liabilities. There can be no assurance that IMC Phosphates will be able to renew outstanding surety bonds as they mature. IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

CONTINGENCIES

Reference is made to Note 6 of PLP's Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which requires PLP and IMC Phosphates to adopt its provisions on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the long-lived asset. PLP and IMC Phosphates are currently evaluating the potential impact, if any, that adoption of SFAS No. 143 will have on their respective financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires PLP and IMC Phosphates to adopt its provisions on January 1, 2002. PLP and IMC Phosphates are currently evaluating the potential impact, if any, that adoption of SFAS No. 144 will have on their respective financial statements.

ENVIRONMENTAL

Reference is made to "Other Matters - Environmental, Health and Safety Matters," in Part I, Item 1, of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where PLP or its customers operate; weather conditions; the terms and interest rates on debt of PLP and of IMC Phosphates; the willingness of IMC to continue to loan funds to PLP and IMC Phosphates; the impact of competitive products; pressure on prices realized by PLP for its products; constraints on supplies of raw materials used in manufacturing certain of PLP's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving PLP; success in implementing PLP's and IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in PLP's Securities and Exchange Commission (SEC) reports.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less to reduce the risk related to significant price changes in natural gas, but not for trading purposes. IMC Phosphates had natural gas forward purchase contracts with notional amounts of $28.5 million outstanding as of December 31, 2001. As of December 31, 2001, the total unrealized loss on these contracts was $7.5 million, of which $3.1 million was PLP's share.

PLP conducted sensitivity analyses of these derivatives and other financial instruments assuming the following: (i) a one percentage point adverse change in interest rates on outstanding borrowings; and (ii) a ten percent adverse change in the purchase price of natural gas from its actual level as of December 31, 2001. Holding all other variables constant, the hypothetical adverse changes would not materially affect PLP's financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate PLP's exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in PLP's financial structure.

Item 8. Financial Statements and Supplementary Data.

__________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT AUDITORS

 To the Partners of Phosphate Resource Partners Limited Partnership:

We have audited the accompanying balance sheet of Phosphate Resource Partners Limited Partnership (Partnership), a Delaware Limited Partnership, as of December 31, 2001 and 2000 and the related statements of operations, cash flows and partners' deficit for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

In 2001, as discussed in Note 1 to the financial statements, the Partnership changed its method of accounting for derivative financial instruments to conform with Financial Accounting Standards Board Statement No. 133. In 2000, the Partnership changed its method of accounting for its investment in IMC Phosphates to conform to Financial Accounting Standards Board Emerging Issues Task Force No. 00-01. In 1999, as discussed in Note 1, the Partnership changed its method of accounting for start-up activities to conform with American Institute of Certified Public Accountants Statement of Position 98-5.

 /s/ Ernst & Young LLP

Ernst & Young LLP
Chicago, Illinois
January 29, 2002

__________________________________________________________________________________________________________________________

  Statement of Operations
(In millions, except per unit amounts)

Year ended December 31
	2001	2000	1999
Equity in earnings (loss) of IMC Phosphates Company	$ (18.4)	$ 28.9	$ 49.6

Selling, general and administrative expenses (including $6.3 to IMC in 2001, 2000 and 1999)	10.7	10.9	9.2
Interest expense (including $23.1, $24.5, and $23.1 to IMC in 2001, 2000 and 1999, respectively)	34.1	35.5	34.4
Other (income) expense, net	8.1	1.6	(0.3)
Earnings (loss) from continuing operations	(71.3)	(19.1)	6.3
Loss from discontinued operations	-	-	(27.4)
Loss before cumulative effect of a change in accounting principle	(71.3)	(19.1)	(21.1)
Cumulative effect of a change in accounting principle	-	-	(2.6)
Loss	$ (71.3)	$ (19.1)	$ (23.7)

Earnings (loss) per unit:
Earnings (loss) from continuing operations	$ (0.69)	$ (0.18)	$ 0.06
Total loss from discontinued operations	-	-	(0.27)
Cumulative effect of a change in accounting principle	-	-	(0.02)
Loss	$ (0.69)	$ (0.18)	$ (0.23)

Average units outstanding	103.5	103.5	103.5

Distribution paid per publicly held unit	$ -	$ 0.09	$ 0.43

See Notes to Financial Statements

__________________________________________________________________________________________________________________________

Balance Sheet
 (In millions)

December 31
	2001	2000
Assets
Current assets - Due from IMC Phosphates Company	$ 54.9	$ 41.5
Investment in IMC Phosphates Company	258.8	293.8
Other assets	0.9	0.9

Total assets	$ 314.6	$ 336.2

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 5.5	$ 9.9
Due to IMC Global Inc.	17.2	5.5
Total current liabilities	22.7	15.4

Long-term debt, less current maturities	508.4	468.2
Other noncurrent liabilities	114.3	108.4
Partners' deficit	(330.8)	(255.8)

Total liabilities and partners' deficit	$ 314.6	$ 336.2

See Notes to Financial Statements

__________________________________________________________________________________________________________________________

Statement of Cash Flows
 (In millions)

Year Ended December 31
	2001	2000	1999
Cash flows from operating activities:
Loss	$ (71.3)	$ (19.1)	$ (23.7)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Equity in loss (earnings) of IMC Phosphates Company	18.4	(28.9)	(47.0)
Cash distributions paid by IMC Phosphates Company	-	-	113.6
Loss on sale of business	-	-	22.4
Other	5.4	(2.1)	(28.5)
Changes in:
Receivables	-	-	3.9
Other current assets	-	0.1	0.4
Accounts payable and accrued liabilities	(4.4)	2.6	(9.4)
Due to IMC Global Inc.	11.7	5.5	-
Net cash provided by (used in) operating activities	(40.2)	(41.9)	31.7

Cash flows from investing activities:
Proceeds from sale of business	-	-	32.0
Other	-	-	12.8
Net cash provided by investing activities	-	-	44.8

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40.4	25.4	0.4
Payments of long-term debt	(0.2)	(13.6)	(5.2)
Cash distributions to unitholders	-	(9.3)	(44.7)
Net cash provided by (used in) financing activities	40.2	2.5	(49.5)

Net change in cash and cash equivalents	-	(39.4)	27.0
Cash and cash equivalents at beginning of year	-	39.4	12.4
Cash and cash equivalents at end of year	$ -	$ -	$ 39.4

Supplemental cash flow disclosure:
Interest paid (including $34.1, $35.6, and $34.2 to IMC in 2001, 2000 and 1999, respectively)	$ 34.1	$ 35.6	$ 34.2

See Notes to Financial Statements

__________________________________________________________________________________________________________________________

Statement of Changes in Partners' Deficit
 (In millions)

	Partners' Deficit
	General	Limited	Total
Balance as of December 31, 1998	$ (82.1)	$ (76.9)	$(159.0)
Loss/total comprehensive loss	(12.2)	(11.5)	(23.7)
Unitholder distributions	(23.1)	(21.6)	(44.7)

Balance as of December 31, 1999	(117.4)	(110.0)	(227.4)
Loss/total comprehensive loss	(9.9)	(9.2)	(19.1)
Unitholder distributions	(4.8)	(4.5)	(9.3)

Balance as of December 31, 2000	(132.1)	(123.7)	(255.8)

Loss	(36.8)	(34.5)	(71.3)
Cumulative effect of a change in accounting principle	0.4	0.3	0.7
Additional minimum pension liability	(0.3)	(0.3)	(0.6)
Net unrealized loss on derivative instrument	(2.0)	(1.8)	(3.8)
Total comprehensive loss	(38.7)	(36.3)	(75.0)

Balance as of December 31, 2001 (including Accumulated comprehensive loss of $3.7 in 2001)	$(170.8)	$(160.0)	$(330.8)

See Notes to Financial Statements

__________________________________________________________________________________________________________________________

Notes to Financial Statements
(Dollars in millions, except per unit amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Ownership

The financial statements of PLP, a Delaware limited partnership, include its investment in IMC Phosphates, which is accounted for using the equity method. The activities of IMC Phosphates, 41.5 percent owned by PLP, include: (i) the mining and sale of phosphate rock; and (ii) the production, distribution and sale of concentrated phosphates, animal feed ingredients and related products. Under the equity method, PLP's investment in IMC Phosphates is displayed as a single amount in PLP's Balance Sheet and PLP's share of IMC Phosphates earnings or losses is displayed as a single amount in PLP's Statement of Operations. PLP's investment in the carrying value of IMC Phosphates differs from its 41.5 percent ownership percentage of the net assets by $110.5 million, which is being amortized over a remaining 9.5 years. See IMC Phosphates' Consolidated Financial Statements included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K.

Prior to its disposition in the fourth quarter of 1999, PLP's interest in the Exploration Program was proportionately consolidated at a rate of 56.4 percent of the exploration costs and 47.0 percent of the profits derived from oil and gas producing properties. The oil and gas operations have been presented as discontinued operations (Note 2).

On a quarterly basis, IMC Phosphates records a payable for cash distributions to IMC and PLP based on formulas and sharing ratios as defined in the Partnership Agreement. Sharing ratios for all IMC Phosphates' operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP. The distributable cash calculation from IMC Phosphates (as defined in the Partnership Agreement) resulted in distributions of zero, $99.6 million and $171.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

IMC Phosphates' cash and cash equivalents are not available to PLP until a distribution is paid by IMC Phosphates.

Accrued Environmental Costs

IMC Phosphates produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local EHS laws which regulate, or propose to regulate: (i) product content; (ii) use of products by both IMC Phosphates and its customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from IMC Phosphates' facilities; (vi) disposal of hazardous and solid wastes; (vii) remediation of contamination at facilities; and (viii) post-mining land reclamation. Compliance with these laws often requires IMC Phosphates to incur costs. In addition, PLP and IMC Phosphates have contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by PLP, IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Comprehensive Environmental Response Compensation and Liability Act (Superfund) sites. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these sites have resulted in soil and groundwater contamination, requiring PLP or IMC Phosphates to undertake or fund cleanup efforts.

The environmental costs discussed above include: fines, penalties and the cost of certain corrective actions to address violations of the law; remediation costs of properties that are currently or were formerly owned or operated by PLP or IMC Phosphates, or their predecessors; remediation costs of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites; and legal fees and expenses associated with resolution of administrative processes or litigation concerning these environmental costs. Environmental accruals are recorded for investigatory and non-capital remediation costs and for costs associated with litigation at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable.

Various laws and regulations require the reclamation of certain mineral and related properties. The cost of restoring lands disturbed by mining and concentrated phosphate production includes earthmoving, dewatering and revegetation activities. IMC Phosphates accrues for reclamation costs in accordance with approved reclamation plans using estimates of future expenditures, based on an inflation rate of three percent and discount rates approximating seven percent as of December 31, 2001 and 2000. As reclamation laws and regulations change, revisions to current estimates are made. See Recently Issued Accounting Guidance for newly issued rules on accounting for asset retirement obligations.

Accounting for Derivative Instruments and Hedging Activities

IMC Phosphates and PLP are exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into derivatives in order to minimize the effects of changing natural gas prices, but not for trading purposes.

On January 1, 2001, IMC Phosphates adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to record its derivative instruments at fair value. The effect of this transition adjustment resulted in a $1.6 million increase in Accumulated other comprehensive loss, which is included in IMC Phosphates' Partners' capital; of which PLP's share was $0.7 million. IMC Phosphates recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

IMC Phosphates uses financial instruments, including forward exchange, option, futures and swap contracts, to manage its exposure to movements in commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to IMC Phosphates. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, IMC Phosphates designates the derivative as either: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (iii) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (natural hedge). IMC Phosphates formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. IMC Phosphates also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be an effective hedge, IMC Phosphates discontinues hedge accounting.

IMC Phosphates had various natural gas forward purchase contracts outstanding as of December 31, 2001 maturing in various months through October 2002 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables and other unpredictable factors. PLP's proportionate share of changes in the fair value of IMC Phosphates' cash flow hedges is recorded in Accumulated other comprehensive loss. As of December 31, 2001, IMC Phosphates had unrealized losses totaling $7.5 million related to its cash flow hedges all of which is expected to be reclassified into earnings within the next 12 months. As a result, PLP recorded its proportionate share of $3.1 million of IMC Phosphates' Accumulated other comprehensive loss as a reduction to its Investment in IMC Phosphates Company and Partners' deficit. Unrealized gains or losses included in Accumulated other comprehensive loss are recognized in earnings in the same period that the underlying hedged item is realized. The ineffective portion of changes in the fair value of IMC Phosphates' cash flow hedges was reported in its net loss and amounted to $3.1 million in 2001.

Income Taxes

PLP is not a taxable entity; therefore, no income taxes are reported in its financial statements.

Costs of Start-up Activities

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, PLP capitalized its start-up costs (i.e. pre-operating costs). PLP adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and in accordance with SOP 98-5 recorded a charge for the cumulative effect of an accounting change of $2.6 million in order to expense start-up costs that had been previously capitalized.

Recently Issued Accounting Standards

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which requires PLP to adopt its provisions on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. PLP and IMC Phosphates are currently evaluating the potential impact, if any, that adoption of SFAS No. 143 will have on their respective financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, which requires PLP and IMC Phosphates to adopt its provisions on January 1, 2002. PLP and IMC Phosphates are currently evaluating the potential impact, if any, that adoption of SFAS No. 144 will have on their respective financial statements.

2.   DISCONTINUED OPERATIONS

In the fourth quarter of 1999, PLP decided to discontinue its oil and gas business, which primarily consisted of its interests in the Exploration Program. PLP sold its interest in the Exploration Program for proceeds of $32.0 million. A loss on disposal of $22.4 million was recorded in the fourth quarter of 1999. For 1999, the revenues from oil and gas operations were $7.0 million. The exploration and development costs were accounted for using the successful efforts method of accounting.

3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts payable and accrued liabilities:
	2001	2000
Accounts payable	$ 1.4	$ 1.9
Interest	4.1	4.1
Other	-	3.9
Accounts payable and accrued liabilities	$ 5.5	$ 9.9

Other noncurrent liabilities:
	2001	2000
Employee and retiree benefits	$ 105.5	$ 106.8
Environmental	8.8	1.6
Other noncurrent liabilities	$ 114.3	$ 108.4

4.   FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:
	2001	2000
Notes payable to IMC	$ 352.7	$ 312.5
7.0% Senior notes due 2008	150.0	150.0
8.75% Senior subordinated notes due 2004	5.7	5.7
Total long-term debt	$ 508.4	$ 468.2

PLP has the two IMC Agreements. One agreement is a demand note for up to $200.0 million and bears interest at a variable rate, based on LIBOR plus one percent, which was 3.625 percent as of December 31, 2001, while the other agreement is an 8.75 percent demand note for up to $150.0 million. Interest under the IMC Agreements is payable quarterly. PLP had borrowed $202.7 million and $150.0 million, respectively, as of December 31, 2001 and $162.5 million and $150.0 million, respectively, as of December 31, 2000 under the IMC Agreements. IMC has advised PLP that although it currently does not intend to demand payment on the IMC Agreements prior to January 1, 2003, IMC is considering entering into discussions with PLP contemplating a revision to the terms of the loans from IMC, including the interest rate, if warranted. The IMC Agreements evidencing the obligations to IMC have been classified as long-term.

Non-affiliate long-term debt has provisions that would allow PLP to redeem this debt. On December 31, 2001, the estimated fair value of non-affiliate long-term debt described above was approximately $52.5 million less than the carrying amount of such debt. The fair value was estimated based on each debt instrument's market price as of December 31, 2001.

IMC entered into a New Credit Facility on May 17, 2001. Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including PLP and IMC Phosphates, may borrow up to $500.0 million. The New Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit as well as a Term Loan Facility of $290.0 million. Concurrent with the closing of the New Credit Facility, IMC issued the Notes. On November 2, 2001, IMC issued the November Note Offering. The proceeds of the Notes and of the initial borrowings under IMC's New Credit Facility were used: (i) to repay all outstanding indebtedness under IMC's existing senior credit facilities and to refinance outstanding letters of credit; (ii) to fund the tender offer for IMC's $200.0 million of 6.625 percent senior notes due October 15, 2001; (iii) to pay related fees and expenses; and (iv) for general corporate purposes. The proceeds of the November Note Offering were used: (i) to refinance $75.0 million of industrial revenue bonds due 2015 issued by the Florida Polk County Industrial Development Authority; (ii) to pay related fees and expenses; and (iii) for general corporate purposes.

The Revolving Credit Facility will mature on May 17, 2006 while the Term Loan Facility will mature on November 17, 2006. However, if IMC's $300.0 million of 7.625 percent senior notes due 2005 and $150.0 million of 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to the maturity date of the Revolving Credit Facility, funds may be borrowed, repaid and reborrowed under the Revolving Credit Facility without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

As of December 31, 2001, IMC did not have any amounts drawn under the Revolving Credit Facility. Outstanding letters of credit as of December 31, 2001 totaled $51.2 million. As of December 31, 2001, the net available additional borrowings under the Revolving Credit Facility were $158.8 million. In 2001, repayments of $26.2 million of borrowings resulted in an outstanding balance of $263.8 million under the Term Loan Facility as of December 31, 2001.

The commitment fees associated with the Revolving Credit Facility vary depending upon IMC's leverage ratio and may range from 37.5 basis points to 50.0 basis points. The commitment fee rate as of December 31, 2001 is 50.0 basis points. Interest rates associated with the Term Loan Facility and the Revolving Credit Facility also vary depending upon IMC's leverage ratio. With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 125.0 to 200.0 basis points (depending on IMC's leverage ratio) or LIBOR plus 225.0 to 300.0 basis points (depending on IMC's leverage ratio). With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 basis points or LIBOR plus 375.0 basis points. The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 300.0 basis points and LIBOR plus 375.0 basis points, respectively, as of December 31, 2001.

The New Credit Facility is guaranteed by substantially all of IMC's direct and indirect domestic subsidiaries including PLP and IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries. The New Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities, with a net book value of $205.7 million as of December 31, 2001. The guarantees by PLP and IMC Phosphates are limited by the amount of existing intercompany debt owed by such entities to IMC and its other subsidiaries. Any payments under such guarantees would constitute a corresponding repayment of such intercompany debt.

The New Credit Facility requires IMC to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility). Certain of such tests were amended in December 2001 in connection with the Divestitures. In addition, the New Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, guarantees, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liquidations and change of business, prepayments, repurchases and redemption of other indebtedness, liens, sale-leaseback transactions and encumbrances, hedging agreements, amendments of debt and certain other material agreements and other matters customarily restricted by such agreements. The New Credit Facility also contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other material agreements or indebtedness, certain events of bankruptcy and insolvency, judgment defaults, invalidity of security interests supporting the New Credit Facility and a change of control of IMC. Certain of the covenants and events of default are subject to exceptions, materiality qualifiers and baskets.

The provisions on capital spending in the New Credit Facility restrict capital expenditures to an amount above IMC's currently anticipated capital expenditures level. The provisions on dividends generally restrict the payment of dividends with respect to its common stock to an amount not exceeding a sum of $20.0 million from the inception of the New Credit Facility through December 31, 2002. Starting January 1, 2003, dividends are restricted to the remaining portion of the $20.0 million plus 25 percent of IMC's consolidated net income from the previous fiscal year. As of December 31, 2001, $13.4 million was available.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facility, except that MP Co. was designated as an unrestricted subsidiary in the fourth quarter of 2001 and is, therefore, no longer a guarantor of the Notes. MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates.

Prior to the time that the Notes receive an investment grade rating from both Standard & Poor's Ratings Group as well as Moody's Investor's Services Inc. and the fall-away event is satisfied, covenants contained in the indentures under which the Notes were issued will limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) borrow money; (ii) pay dividends on, redeem or repurchase IMC's capital stock; (iii) make investments; (iv) sell assets (including provisions relating to the use of proceeds of such asset sales); (v) create restrictions on the payment of dividends or other amounts to IMC from its restricted subsidiaries; (vi) enter into transactions with affiliates; and (vii) expand into unrelated businesses. If IMC experiences specific kinds of changes of control prior to the fall-away event, holders of the Notes will have the right to require IMC to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

Notwithstanding the preceding paragraph, so long as any of the Notes are outstanding, covenants contained in the indentures limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) create liens; (ii) enter into sale and leaseback transactions; and (iii) consolidate, merge or sell all or substantially all of its assets. In addition, so long as any Notes are outstanding, the indentures require, among other things, IMC to provide reports to holders of the Notes and limit the ability of IMC's restricted subsidiaries to guarantee other debt.

The Seven Year Notes may not be redeemed at IMC's option prior to their maturity. Some or all of the Ten Year Notes may be redeemed, for a premium, at IMC's option at any time on or after June 1, 2006.

5.   PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

The following table sets forth pension and postretirement obligations for defined benefit plans, plan assets and benefit cost as of and for the years ended December 31 based on a September 30 measurement date:
	Pension Plans		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation as of January 1	$ 4.2	$ 4.1	$ 53.0	$ 56.1
Interest cost	0.4	0.3	5.2	5.2
Actuarial (gain) loss	0.2	-	(3.0)	(0.9)
Benefits paid	(0.1)	(0.2)	(7.1)	(7.4)
Benefit obligation as of December 31	$ 4.7	$ 4.2	$ 48.1	$ 53.0

Change in plan assets
Fair value as of January 1	$ 3.0	$ 3.0	$ -	$ -
Actual return	0.1	0.1	-	-
Partnership contribution	0.1	0.1	7.1	7.4
Benefits paid	(0.1)	(0.2)	(7.1)	(7.4)
Fair value as of December 31	$ 3.1	$ 3.0	$ -	$ -

Funded status of the plan	$ (1.6)	$ (1.2)	$ (48.1)	$ (53.0)
Unrecognized net gain	(0.4)	(0.8)	(54.8)	(51.8)
Accrued benefit cost	$ (2.0)	$ (2.0)	$(102.9)	$(104.8)

Amounts recognized in the balance sheet
Accrued benefit liability	$ (2.6)	$ (2.0)	$(102.9)	$(104.8)
Accumulated other comprehensive income	0.6	-	-	-
Total recognized	$ (2.0)	$ (2.0)	$(102.9)	$(104.8)

Actuarial assumptions
Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.50%	9.50%	-	-

For measurement purposes, a 6.9 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2001 decreasing gradually to 5.7 percent in 2004 and thereafter; and a 7.2 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2001 decreasing gradually to 6.0 percent in 2004 and thereafter.

Amounts applicable to the pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were as follows:
	2001	2000
Projected benefit obligation	$ 4.7	$ 4.2
Accumulated benefit obligation	$ 4.7	$ 4.2
Fair value of plan assets	$ 3.1	$ 3.0

The components of net pension and other benefits cost were:

Pension Benefits	Other Benefits
	2001	2000	1999	2001	2000	1999
Interest cost on projected benefit obligation	$ 0.4	$ 0.3	$ 0.3	$ 5.2	$ 5.2	$ 5.2
Return on plan assets	(0.3)	(0.3)	(0.3)	-	-	-
Net amortization and deferral	(0.1)	(0.1)	-	-	-	-
Net pension and other benefits (income) expense	$ -	$ (0.1)	$ -	$ 5.2	$ 5.2	$ 5.2

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:
	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$ 0.1	$ (0.1)
Effect on postretirement benefit obligation	$ 2.0	$ (1.9)

6.   COMMITMENTS AND CONTINGENCIES

Environmental Matters

PLP and IMC Phosphates have contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by PLP, IMC Phosphates or their predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites.

At facilities currently or formerly owned by PLP, IMC Phosphates or their corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring PLP or IMC Phosphates to undertake or fund cleanup. In some instances, PLP or IMC Phosphates have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, PLP or IMC Phosphates has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into account established accruals, expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures by PLP or IMC Phosphates could be required in the future to remediate the contamination at these or at other current or former sites.

In a limited number of cases, PLP's current or former operations also allegedly resulted in soil, surface water or groundwater contamination to neighboring off-site areas or third-party facilities. On September 13, 1999, four plaintiffs from Lakeland, Florida filed a class-action lawsuit against Agrico Chemical Company (Agrico), FTX, PLP and a number of unrelated defendants (Moore et al. vs. Agrico Chemical Company et al., Circuit Court of the Tenth Judicial Circuit, Polk County Florida). The suit sought unspecified compensation for alleged property damage, medical monitoring, remediation of an alleged public health hazard and other damages purportedly arising from operation of the neighboring crop nutrients and crop protection chemical facilities. Agrico owned the Landia portion of these facilities for approximately 18 months during the mid-1970s. On August 7, 2001, the court entered an order certifying the settlement class, granting final approval of class settlement and granting dismissal of the claims with prejudice. Agrico, FTX and PLP funded their portion of the final settlement which was not considered to be material. On September 25, 2001, the court approved the share allocation report and directed distribution of the settlement funds. As a result, these claims have been dismissed and PLP's involvement in this litigation has been terminated. Concurrent with the litigation, the EPA has determined that remediation of on-site and off-site contamination is necessary. Pursuant to an indemnification agreement with PLP, The Williams Companies have been participating in remediation efforts required by the EPA at the Landia site and have assumed responsibility for any on-site remedial costs that Agrico might incur.

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico, a subsidiary of PLP (and, solely in the case of the latter action, also directly against IMC) and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida). The former action primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida. The latter action asserts a state law claim seeking medical monitoring as a result of such releases. As a division of Conoco Inc. and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials. PLP intends to vigorously contest these actions and to seek any indemnification to which PLP may be entitled. Under a Superfund consent decree, Conoco Inc. and The Williams Companies have completed soil stabilization and capping at this site and are continuing to conduct groundwater monitoring. Pursuant to an indemnification agreement with PLP, The Williams Companies have assumed responsibility for any on-site remedial costs that Agrico might incur.

Superfund and equivalent state statutes, impose liability without regard to fault or to the legality of a party's conduct, on certain categories of persons who are considered to have contributed to the release of "hazardous substances" into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, PLP or IMC Phosphates are involved or concluding involvement at less than five Superfund or equivalent state sites. PLP's and IMC Phosphates' remedial liability from these sites, either alone or in the aggregate, is not expected to have a material adverse effect on PLP's or IMC Phosphates' business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

PLP and IMC Phosphates believe that, pursuant to several indemnification agreements, they are entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by PLP or IMC Phosphates to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to PLP or IMC Phosphates' acquisition of facilities or businesses from parties including ARCO (BP), Conoco Inc., Conserv, Kerr-McGee Inc., The Williams Companies and certain other private parties. PLP and IMC Phosphates have already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of their expenses incurred to date as well as future anticipated expenditures.

Other

Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through PhosChem. As a member, IMC Phosphates is, subject to certain conditions, contractually obligated to reimburse the export association for its pro rata share of any losses or other liabilities incurred. There were no such operating losses or other liabilities in 2001, 2000 or 1999. IMC Phosphates also incurs certain long-term liabilities, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of December 31, 2001, IMC Phosphates had $88.5 million in surety bonds outstanding which mature over the course of 2002, and did not meet the financial strength test for an additional $92.6 million of such liabilities. There can be no assurance that IMC Phosphates will be able to renew outstanding surety bonds as they mature. IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

PLP also has certain other contingent liabilities with respect to litigation and claims to third parties arising in the ordinary course of business. PLP does not believe that any of these contingent liabilities will have a material adverse impact on PLP's business or financial condition.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)a
(Dollars in millions, except per unit amounts)
			Quarter
	First[b]	Second	Third[b]	Fourth[b]	Year[b]
2001
Equity in losses of IMC Phosphates	$ (0.8)	$ (4.7)	$(10.0)	$ (2.9)	$(18.4)
Loss	$(12.7)	$(16.1)	$(21.5)	$(21.0)	$(71.3)
Loss per unit	$(0.12)	$(0.16)	$(0.21)	$(0.20)	$(0.69)

			Quarter
	First[b]	Second	Third[b]	Fourth[b]	Year[b]
2000
Equity in earnings of IMC Phosphates	$ 15.2	$ 10.1	$ 1.7	$ 1.9	$ 28.9
Earnings (loss)	$ 3.8	$ (1.5)	$ (9.5)	$(11.9)	$(19.1)
Earnings (loss) per unit	$ 0.04	$(0.01)	$(0.09)	$(0.11)	$(0.18)

a For information related to IMC Phosphates' special charges discussed below, see Part II, Item 7, "Management's Discussion of Analysis of Financial Condition and Results of Operations," of IMC Phosphates' Form 10-K included in Part IV, Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of this Annual Report on Form 10-K.
b First quarter equity in loss of IMC Phosphates includes special charges of $2.2 million related to employee headcount reductions and the write-off of certain deferred costs. Third quarter equity in loss of IMC Phosphates includes special charges of $2.7 million related to costs to repurchase a plant and accrue for planned demolition costs. Fourth quarter loss for PLP includes a special charge of $7.5 million related to additional environmental accruals.
c Second quarter equity in earnings of IMC Phosphates includes a restructuring gain of $1.0 million related to the sale of a previously written-off plant. Third quarter equity in earnings of IMC Phosphates includes a restructuring charge of $0.5 million, or $0.01 per unit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

 PART III.

Item 10. Directors and Executive Officers of the Registrant.

As a limited partnership, PLP has no directors. IMC, the General Partner of PLP, performs comparable functions for PLP. PLP does not employ any executive officers; however, certain management functions are provided to PLP by executive officers and other employees of IMC.

Section 16(a) Beneficial Ownership Reporting Compliance

Because IMC is the General Partner of PLP, the directors of IMC and certain officers of IMC who perform policy-making functions for PLP are subject to the reporting requirements of Section 16 of the Exchange Act of 1934, as amended. Based solely upon a review of reports filed by such persons with the SEC pursuant to Section 16(a) and furnished to PLP, PLP believes that all such persons filed all reports required pursuant to Section 16(a) on a timely basis during 2001.

On August 9, 2001, Robert W. Bruce, III and Susan C. Bruce, holders of Depositary Units of PLP, filed an amendment to a statement on Form 4 dated October 9, 2000 that reported, among other things, a purchase on September 26, 2000 of 9,000 Depositary Units. On October 11, 2001, Mr. Bruce and Ms. Bruce filed a statement on Form 4 with respect to twenty purchases of an aggregate of 87,600 Depositary Units in August 2001.

Item 11. Executive Compensation.

PLP does not employ any executive officers and no compensation was provided by PLP to any executive officer for services rendered in any capacity in 2001. IMC provides services to PLP as provided in the PLP Agreement, for which PLP reimburses IMC at its cost, including allocated overhead. Certain services provided by the General Partner are provided by executive officers and other employees of IMC. In accordance with the PLP Agreement, IMC is reimbursed on a monthly basis for expenses incurred on behalf of PLP. Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between PLP and IMC," of this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table contains certain information concerning the beneficial ownership of PLP units as of December 31, 2001 by each person known by PLP to be the beneficial owner of more than five percent of any class of PLP equity security, determined in accordance with Rule 13d-3 of the SEC and based on information furnished to PLP by each such person. Unless otherwise indicated, the securities shown are held with sole voting and investment power.
Name and Address of Beneficial Owner	Number of PLP Units Beneficially Owned	Percent of Class
IMC Global Inc. 100 S. Saunders Road Suite 300 Lake Forest, Illinois 60045-2561	53,385,133a	51.6%
Alpine Capital, L.P. Robert W. Bruce III Algenpar, Inc. J. Taylor Crandall Susan C. Bruce Keystone, Inc. The Anne T. and Robert M. Bass Foundation Anne T. Bass Robert M. Bass 201 Main Street Suite 3100 Fort Worth, Texas 76102 The Robert Bruce Management Company Inc. Defined Benefit Pension Trust 96 Spring Street New York, New York 10590	31,895,600b	30.8%

a Consists of 198,234 PLP Depositary Units, 52,149,916 PLP Unit Equivalents and 1,036,983 of partnership interests.
b Except as noted below, based solely on Amendment No. 21 to Schedule 13D dated August 29, 2001 filed by such persons with the SEC:

    Alpine Capital, L.P. has sole voting power and dispositive power with respect to 26,672,900 units. Algenpar, Inc. and Robert W. Bruce III are the general partners of Alpine Capital, L.P. J. Taylor Crandall is President and sole stockholder of Algenpar, Inc.

    The Anne T. and Robert M. Bass Foundation has sole voting and dispositive power with respect to 1,025,500 units. J. Taylor Crandall, Anne T. Bass and Robert M. Bass are the directors of the Anne T. and Robert M. Bass Foundation. The Robert Bruce Management Co., Inc. has shared investment discretion with respect to these units. Robert W. Bruce III is a principal of The Robert Bruce Management Company Inc.

    Keystone, Inc. has sole voting and dispositive power with respect to 2,616,800 units. Robert M. Bass is President and the sole director of Keystone, Inc.

    Robert W. Bruce III has sole voting and dispositive power with respect to 837,700 units, of which 60,100 units are solely in his capacity as Trustee of The Robert Bruce Management Company Inc. Defined Benefit Trust which has sole voting power and dispositive power with respect to such units.

    Susan C. Bruce has sole voting and dispositive power with respect to 284,600 units.

    The Anne T. and Robert M. Bass Foundation filed with the SEC a statement on Form 4 for the month of October 2001 reporting the acquisitions of an additional 44,100 units.

    The Anne T. and Robert M. Bass Foundation, Robert W. Bruce III and Susan C. Bruce filed with the SEC a statement on Form 4 for the month of September 2001 reporting the acquisitions of an additional 56,900 units by The Anne T. and Robert M. Bass Foundation, 77,600 units by Robert W. Bruce III and 29,200 units by Susan C. Bruce.

    Robert W. Bruce III and Susan C. Bruce filed with the SEC statements on Form 4 for the months of October and December 2001 and January and February 2002 reporting the acquisitions of an additional 45,800 units, 40,200 units, 5,500 units and 51,500 units, respectively, by Robert W. Bruce III and 16,100 units, 35,900 units,  3,200 units and 44,100 units, respectively, by Susan C. Bruce, and for the month of November 2001 reporting the acquisition of an additional 14,200 units by Susan C. Bruce.

Item 13. Certain Relationships and Related Transactions.

Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between PLP and IMC," Item 11, "Executive Compensation," and Notes 1 and 4 of PLP's Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

PART IV.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
	(a)	(1) Financial statements filed as part of this report are listed under Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.
	(b)	Reports on Form 8-K.
None
	(c)	Exhibits
Reference is made to the Exhibit Index beginning on page E-1 hereof.
	(d)	The complete financial statements of IMC Phosphates, a 50 percent or less owned person, are included in IMC Phosphates' Form 10-K included below.

******************************************************************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

Commission file number 333-71510-06

IMC Phosphates Company
 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3892806 (I.R.S. Employer Identification No.)

100 S. Saunders Road Suite 300
Lake Forest, Illinois 60045
(847) 739-1200
(Address and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

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

Yes  X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

No equity interests of the Registrant are held by non-affiliates.

******************************************************************************************

2001 FORM 10-K CONTENTS

******************************************************************************************

Part I.

Item 1.         Business.

IMC Phosphates Company (IMC Phosphates), is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. IMC Phosphates' business includes the mining and sale of phosphate rock and the production, marketing and distribution of phosphate crop nutrients and animal feed ingredients. IMC Phosphates was formed as a joint venture partnership in July 1993 when Phosphate Resource Partners Limited Partnership (PLP) and IMC Global Inc. (IMC) contributed their respective phosphate crop nutrients businesses to IMC Phosphates. IMC Phosphates is 43.5 percent owned by PLP and 56.5 percent by IMC. IMC owns 51.6 percent of the outstanding PLP limited partnership units. As a result, IMC's total interest in IMC Phosphates is approximately 78.9 percent.

BUSINESS OPERATIONS INFORMATION

The following discussion of business operations should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

IMC Phosphates MP Inc. (MP Co.), a wholly-owned subsidiary of IMC and PLP, manages the operations of IMC Phosphates. Subject to the terms of the IMC Phosphates Partnership Agreement (Partnership Agreement), IMC, through MP Co., has the sole authority to make certain decisions affecting IMC Phosphates, including authorizing certain capital expenditures for expansion; incurring certain indebtedness; approving significant acquisitions and dispositions; and determining certain other matters. IMC Phosphates' operations consist of its phosphate crop nutrients business and its animal feed ingredients business.

Net sales for IMC Phosphates were $1,171.4 million, $1,246.8 million and $1,511.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. IMC Phosphates is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 18 million tons of annual capacity. IMC Phosphates is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)1. IMC Phosphates' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Additionally, IMC Phosphates is one of the world's three largest producers and marketers of phosphate and potash-based animal feed ingredients with a total annual capacity approaching one million tons.

___________________________________________
1 P2O5 is an industry term indicating a product's phosphate content measure chemically in units or phosphorous pentoxide.

IMC Phosphates' facilities, which produce concentrated phosphates and animal feed phosphates, are located in central Florida and Louisiana. Its annual capacity represents approximately 30 percent of total United States concentrated phosphate production capacity and approximately nine percent of world capacity. The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of two million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces three forms of concentrated phosphates and four forms of animal feed phosphates. Diammonium phosphate (DAP), monoammonium phosphate and merchant grade phosphoric acid are the fertilizer derivatives, while Biofos®, Dynafos®, Monofos® and Multifos® are the animal feed derivatives. The South Pierce plant produces phosphoric acid and granular triple superphosphate (GTSP). Additionally, IMC Phosphates sources potassium raw materials from IMC's production facilities and markets Dyna-K® and Dynamate® as potassium-based feed ingredients.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid, which is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP). The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed to balance IMC Phosphates' output with customer needs. In response to then-current reduced market demand, IMC Phosphates suspended production at its Taft facility in July 1999 and suspended phosphoric acid production at its Faustina facility in November 1999. From January 2001 until August 2001, IMC Phosphates temporarily shut down its Uncle Sam phosphoric acid production and its Faustina DAP and GMAP production. The Taft facility and phosphoric acid production facilities at Faustina remain temporarily idled.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

Phosphate Rock

All of IMC Phosphates' phosphate mines and related mining operations are located in central Florida. IMC Phosphates extracts phosphate ore through surface mining after removal of a ten to fifty foot layer of sandy overburden and then processes the ore at its beneficiation plants where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. IMC Phosphates currently maintains four operational mines.

IMC Phosphates' rock production volume was 14 million tons, 17 million tons and 16 million tons for the years ended December 31, 2001, 2000 and 1999, respectively. In order to manage its inventories, IMC Phosphates temporarily idled its mining operations in 2001 during the months of July and December. Production in 2002 is expected to be higher than the average annual production of the prior two years. Although IMC Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally totaled 11 million, 12 million and 13 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing 82 percent, 69 percent and 82 percent, respectively, of total tons produced. Rock shipments to customers totaled five million tons for the years ended December 31, 2001, 2000 and 1999, respectively.

IMC Phosphates estimates its proven reserves to be 465 million tons of phosphate rock as of December 31, 2001. IMC Phosphates owns approximately 62 percent of these reserves and controls the remainder through long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL2), with an average grade of 65 percent BPL. The phosphate rock mined by IMC Phosphates in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. IMC Phosphates estimates its reserves based upon exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

IMC Phosphates also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources). Resources are mineralized deposits that may become economically recoverable. However, additional geostatistical analyses, including further exploration, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, IMC Phosphates believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by IMC Phosphates but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 123 million tons. Some of these Resources are located in what may be classified as preservational wetland areas set forth in current county, state and federal environmental protection laws and regulations. Consequently, IMC Phosphates' ability to mine these Resources may be restricted.

___________________________________________
2 BPL is the standard industry term used to grade the quality of phosphate rock.

Sulphur

A significant portion of IMC Phosphates' sulphur requirements is provided by the sulphur subsidiary of McMoRan Exploration Company under a supply agreement with IMC. IMC Phosphates' remaining sulphur requirements are provided by market contracts. Additionally, IMC, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations. This remelt facility is expected to be operational in 2004.

Ammonia

IMC Phosphates' ammonia needs are supplied by its Faustina ammonia production facility, when operating, and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

Sales and Marketing

Domestically, IMC Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. IMC Phosphates also uses concentrated phosphates internally for the production of animal feed ingredients. Virtually all of IMC Phosphates' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which IMC Phosphates administers on behalf of itself and two other member companies. PhosChem believes that its sales represent approximately 50 percent of total United States exports of concentrated phosphates. The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, India, Japan and Brazil. During 2001, IMC Phosphates' exports of concentrated phosphates to Asia were 30 percent of total shipments by volume, with China representing 16 percent total shipments. IMC Phosphates, with a strong brand position in a $1.0 billion feed ingredients global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows IMC Phosphates' shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:
	2001		2000		1999
	Tons	%	Tons	%	Tons	%
Domestic
Customers	2,689	45	2,784	45	2,552	38
Captive, to other business units	-	-	-	-	92	1
	2,689	45	2,784	45	2,644	39

Export	3,313	55	3,346	55	4,055	61

Total shipments	6,002	100	6,130	100	6,699	100

As of December 31, 2001, IMC Phosphates had contractual commitments for 2002 from non-affiliated customers for the shipment of approximately four million tons of concentrated phosphates and approximately five million tons of phosphate rock. IMC Phosphates also had contractual commitments for 2002 from non-affiliated customers for the shipment of phosphate feed and feed-grade potassium products amounting to approximately 500,000 tons. Captive sales ceased in April 1999 as a result of the sale of the IMC AgriBusiness business unit (AgriBusiness). Since that time, sales to the purchaser of AgriBusiness have been reflected as sales to customers.

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

FACTORS AFFECTING DEMAND

IMC Phosphates' results of operations historically have reflected the effects of several external factors, which are beyond its control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, IMC Phosphates' business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

IMC Phosphates' export sales to foreign customers are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls; expropriation and other economic, political and regulatory policies of local governments; and laws and policies affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year.

OTHER MATTERS

Environmental Health and Safety Matters

IMC Phosphates Program

IMC Phosphates has adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

As a key to IMC Phosphates' success, IMC Phosphates is committed to the pursuit of excellence in health and safety and environmental stewardship. Every employee will strive to continuously improve IMC Phosphates performance and to minimize adverse environmental, health and safety impacts. IMC Phosphates will proactively comply with all environmental, health and safety laws and regulations.

This Policy is the cornerstone of the IMC Phosphates' comprehensive EHS program (EHS Program) to achieve sustainable, predictable and verifiable EHS performance. Integral elements of the EHS Program include: (i) improving IMC Phosphates' EHS procedures and protocols; (ii) upgrading its related facilities and staff; (iii) participating in and responding to baseline and verification audits conducted by IMC; (iv) conducting internal self-audits; (v) formulating EHS improvement plans; and (vi) assuring management accountability. IMC Phosphates has phased in implementation of this EHS Program and each facility is in a different stage of EHS Program integration. IMC conducts audits to measure the extent of IMC Phosphates' implementation of the EHS Program and to confirm that each facility has achieved regulatory compliance, implemented continuous EHS improvement and integrated EHS management systems into day-to-day business functions.

IMC Phosphates produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local EHS laws which regulate, or propose to regulate: (i) product content; (ii) use of products by both IMC Phosphates and its customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from Company facilities; (vi) disposal of hazardous and solid wastes; (vii) remediation of contamination at facilities; and (viii) post-mining land reclamation. For new regulatory programs, it is difficult to ascertain future compliance obligations or to estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. IMC Phosphates intends to respond to these regulatory requirements at the appropriate time by implementing necessary modifications to facilities or to operating procedures.

IMC Phosphates has expended, and anticipates that it will continue to expend, substantial financial and managerial resources to comply with EHS standards. In 2002, environmental capital expenditures are expected to total approximately $41.9 million, primarily related to: (i) modification or construction of wastewater treatment areas in Florida; (ii) construction, modification and closure projects associated with phosphogypsum stacks at the concentrates plants in Florida; (iii) upgrading of air pollution control equipment at the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation activities will total approximately $29.9 million in 2002. In 2003, IMC Phosphates expects environmental capital expenditures will be approximately $26.2 million and expenditures for land reclamation activities will be approximately $27.5 million. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation expenditures will not be required in 2002 or in the future.

IMC Phosphates has recorded accounting accruals for certain contingent environmental liabilities and believes such accruals are in accordance with generally accepted accounting principles. IMC Phosphates records accruals for environmental investigatory and non-capital remediation costs and for expenses associated with litigation when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. Based on current information, it is the opinion of management that IMC Phosphates' contingent liability arising from EHS matters, taking into account established accruals, will not have a material adverse effect on IMC Phosphates business or financial condition.

Product requirements and impacts

International, federal, state and provincial standards: (i) require registration of many of IMC Phosphates' products before those products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as those manufactured by IMC Phosphates. The United States Environmental Protection Agency (EPA), the state of California and The Fertilizer Institute have each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on the available data, crop nutrient materials, if used properly, do not pose harm to human health. It is unclear whether any further evaluations may result in additional standards or regulatory requirements for the producing industries, including IMC Phosphates or its customers. At this stage, it is the opinion of management that the potential impact of these standards on the market for IMC Phosphates' products or on the expenditures that may be necessary to meet new requirements will not have a material adverse effect on IMC Phosphates' business or financial condition.

Operating requirements and impacts

Permitting. IMC Phosphates holds numerous environmental, mining and other permits or approvals authorizing operation at each of its facilities. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on IMC Phosphates ability to continue operations at the affected facility. Expansion of IMC Phosphates' operations also is predicated upon securing the necessary environmental or other permits or approvals. For instance, over the next two to six years, IMC Phosphates will be continuing its efforts to obtain permits in support of its anticipated Florida mining operations at the Ona and Pine Level properties. These properties contain in excess of 100 million tons of phosphate rock reserves. For years, IMC Phosphates has successfully permitted mining properties in Florida and anticipates that it will be able to permit these properties as well. Nevertheless, a denial of these permits or the issuance of permits with cost-prohibitive conditions would adversely impact IMC Phosphates' business or financial condition.

Management of residual materials. Mining and processing of phosphate generates residual materials that must be managed. Phosphate mining residuals, such as overburden and sand tailings, are used in reclamation, while phosphate clay residuals are deposited in clay ponds. Processing of phosphate rock with sulphuric acid generates phosphogypsum that is stored in phosphogypsum stack systems. IMC Phosphates has incurred and will continue to incur significant costs to manage its phosphate residual materials in accordance with environmental laws and regulations and with permit requirements.

Restructuring charges

In December 2000, IMC Phosphates discontinued mining or processing operations at a number of its facilities including the Payne Creek and Noralyn mines and the Nichols concentrates plant. Such discontinuation triggered decommissioning, closure, remediation and reclamation requirements under a number of Florida regulations and IMC Phosphates' permits. At the time of restructuring, these activities were estimated to cost $41.0 million, for which accruals were established. Although IMC Phosphates believes that it has reasonably estimated these costs, additional expenditures could be required to address unanticipated environmental conditions as they arise.

Remedial activities

The Comprehensive Environmental Response Compensation and Liability Act (Superfund) imposes liability, without regard to fault or to the legality of a party's conduct, on certain categories of persons who are considered to have contributed to the release of "hazardous substances" into the environment. Various states have enacted legislation that is analogous to the federal Superfund program. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Superfund or state analogues may impact IMC Phosphates at its current or former operations.

Remediation at IMC Phosphates facilities. Many of IMC Phosphates' formerly owned or current facilities have been in operation for a number of years. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these facilities by IMC Phosphates and predecessor operators have resulted in soil, surface water and groundwater contamination.

At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring IMC Phosphates to undertake or fund cleanup efforts under Superfund or otherwise. In some instances, IMC Phosphates has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations to determine whether remedial action may be required to address contamination. Some of these investigations currently are in progress. At other locations, IMC Phosphates has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into account established accruals, future expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures by IMC Phosphates could be required in the future to remediate the contamination at these or at other current or former sites.

Remediation at third-party facilities. Various third parties have alleged that IMC Phosphates' historic operations have resulted in contamination to neighboring off-site areas or nearby third-party facilities. In some instances, IMC Phosphates has agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under Superfund or otherwise, may be required to address contamination. IMC Phosphates' remedial liability at these sites, either alone or in the aggregate, taking into account established accruals currently is not expected to be material. As more information is obtained regarding these sites, this expectation could change.

Liability for off-site disposal locations. Currently, IMC Phosphates is involved or concluding involvement for off-site disposal at less than five Superfund or equivalent state sites. Moreover, IMC Phosphates previously has entered into settlements to resolve liability with regard to Superfund or equivalent state sites. In some cases, such settlements have included ''reopeners,'' which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances. IMC Phosphates' remedial liability at the current or former sites, either alone or in the aggregate, is not currently expected to be material. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

For further discussion of off-site remedial activities, see Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Employees

The individuals who perform services for IMC Phosphates are employed primarily by MP Co. This includes former employees of PLP and IMC who were transferred to MP Co. when IMC Phosphates was formed. As of December 31, 2001, MP Co. had 3,112 employees. The work force consisted of 797 salaried employees, 2,314 hourly employees and one temporary or part-time employee. See "Relationship Between IMC Phosphates and IMC - Management and Ownership," for further detail.

Labor Relations

MP Co. has three collective bargaining agreements with affiliated local chapters of the same international union. As of December 31, 2001, approximately 91 percent of the hourly work force were covered under collective bargaining agreements. Two agreements were successfully re-negotiated during 2001. No agreements will expire in 2002. IMC Phosphates has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

Relationship Between IMC Phosphates and IMC

Management and Ownership

As a result of IMC's ownership interest, IMC has the ability to control all matters relating to the management of IMC Phosphates, including any determination with respect to the acquisition or disposition of IMC Phosphates assets, future issuance of additional debt and the payment of any distributions. See Part III, Item 10, "Directors and Executive Officers of the Registrant," and Item 11, "Executive Compensation," of this Annual Report on Form 10-K for further information. During 2001, IMC Phosphates declared $32.9 million in distributions to its owners based on the fourth quarter 2000 distributable cash calculation.

Financing Arrangements

Reference is made to the information set forth in Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 2.         Properties.

Information regarding the plant and properties of IMC Phosphates is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 3.         Legal Proceedings.

For information on legal and environmental proceedings, see Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 4.         Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II.

Item 5.         Market for Registrant's Common Equity and Related Stockholder Partnership Matters.

Not applicable.

Item 6.         Selected Financial Data.

FIVE YEAR COMPARISONa
(Dollars in millions)
Year ended December 31
	2001b	2000c	1999d	1998e	1997
Statement of Operations Data:
Net sales	$1,171.4	$1,246.8	$1,511.4	$1,736.9	$1,666.9
Gross margins	$ 7.8	$ 101.9	$ 254.5	$ 386.2	$ 335.3
Operating earnings (loss)	$ (43.8)	$ 58.2	$ 88.3	$ 209.9	$ 286.7

Earnings (loss) from operations	$ (72.1)	$ 41.7	$ 83.1	$ 202.3	$ 281.4
Cumulative effect of a change in accounting principle	-	-	(6.2)	-	-
Net earnings (loss)	$ (72.1)	$ 41.7	$ 76.9	$ 202.3	$ 281.4

Balance Sheet Data (as of December 31):
Total assets	$1,755.6	$1,654.3	$1,721.7	$1,893.5	$1,855.8
Working capital (deficit)	$ (27.7)	$ (98.2)	$ 43.9	$ 193.9	$ 163.4
Working capital ratio	0.9:1	0.7:1	1.2:1	1.8:1	1.6:1
Long-term debt, less current maturities	$ 280.7	$ 71.7	$ 208.8	$ 230.9	$ 121.1
Total debt	$ 293.9	$ 82.1	$ 219.1	$ 241.5	$ 154.6
Partnership capital	$ 889.7	$1,002.2	$1,027.2	$1,197.0	$1,302.6

Other Financial Data:
Cash provided by (used in) operating activities	$ (125.1)	$ 211.4	$ 385.3	$ 350.7	$ 332.8
Capital expenditures	$ (81.8)	$ (75.3)	$ (94.9)	$ (83.9)	$ (82.1)
Distributable cash declared	$ 32.9	$ 66.7	$ 246.7	$ 307.8	$ 335.3

a For information related to the special items discussed below, see Restructuring Activity in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

b Net loss includes special charges of $11.6 million for the following: (i) costs associated with employee headcount reductions; (ii) the repurchase of a plant and accrual for its planned demolition; and (iii) the write-off of certain deferred costs.

c Net earnings include a restructuring gain of $1.2 million for the sale of a previously written-off plant.

d Net earnings include special charges of $133.5 million primarily related to IMC's company-wide rightsizing program and a cumulative effect of a change in accounting principle for the adoption of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities.

e Net earnings include special charges of $150.6 million primarily related to IMC's plan to improve profitability.

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with financial statements and accompanying notes included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations highlights the primary factors affecting changes in the operating results of IMC Phosphates during the three year period ended December 31, 2001. In 2001, IMC Phosphates incurred special charges, which increased the loss by $11.6 million. The special charges were comprised of: (i) a $6.4 million charge for the repurchase, closure and planned demolition of a urea plant previously sold to a third party; (ii) a $2.8 million charge for severance related to a new organizational structure (Reorganization Plan); and (iii) a $2.4 million charge for the write-off of certain deferred costs. In 2000, IMC Phosphates incurred a restructuring gain of $1.2 million as a result of a sale of assets to third parties that had been previously written off as part of a 1998 plan to improve profitability (Project Profit). In 1999, IMC Phosphates incurred special charges of $133.5 million comprised of: (i) an $126.0 million restructuring charge related to a Company-wide rightsizing program (Rightsizing Program); and (ii) a $7.5 million charge related to additional asset write-offs.

RESULTS OF OPERATIONS

2001 Compared to 2000

IMC Phosphates' net sales of $1,171.4 million in 2001 decreased six percent from $1,246.8 million in 2000. Lower average sales realizations of concentrated phosphates, particularly DAP and GMAP, unfavorably impacted net sales by $44.2 million. Average DAP prices for 2001 declined four percent to $128 per short ton as compared to an average price of $134 per short ton for the twelve months of 2000. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $23.1 million. The majority of the volume decline resulted from lower shipments of DAP. This decrease in DAP volumes resulted principally from reduced demand from China. Lower phosphate rock volumes also impacted net sales by $10.4 million. The decrease in phosphate rock volumes was primarily the result of poor market conditions.

Gross margins in 2001 of $10.2 million, excluding special charges of $2.4 million for the write-off of certain deferred costs, fell 90 percent from $101.9 million in 2000. Including special charges, gross margins in 2001 were $7.8 million. This decrease was primarily a result of the lower prices and volumes discussed above, higher idle plant costs, unfavorable natural gas costs as well as higher reclamation costs, partially offset by favorable sulphur costs and the sale of a right-of-way of land. The higher idle plant costs were the result of the Louisiana operations being idle for seven months in 2001 compared to six weeks in 2000 and the phosphate rock operations being idle for eight weeks in 2001 compared to two weeks in 2000.

Interest expense for 2001 of $19.9 million increased $6.4 million from $13.5 million in 2000 as a result of increased working capital borrowings from IMC.

Other expense, net of $8.4 million in 2001 increased from other expense, net of $3.0 million in 2000 primarily as a result of fees associated with a $100.0 million accounts receivable securitization facility (Securitization Facility) entered into by IMC in the third quarter of 2000 coupled with the unfavorable impact of losses from natural gas forward purchase contracts related to idled operations. See Note 4 of the Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for more detail regarding the Securitization Facility.

2000 Compared to 1999

IMC Phosphates' net sales of $1,246.8 million in 2000 decreased 18 percent from $1,511.4 million in 1999. Lower average sales realizations of concentrated phosphates, particularly DAP, unfavorably impacted net sales by $165.0 million. Average DAP prices in 2000 fell 16 percent to $134 per short ton as compared to an average price of $160 per short ton for the twelve months of 1999. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $99.0 million. The majority of the volume decline resulted from decreased shipments of DAP which were lower by approximately 25 percent. This decrease in DAP volumes resulted principally from reduced international demand, primarily in Asia. Partially offsetting the decreased DAP volumes were higher domestic and international shipments of 11 percent for both GMAP and GTSP, resulting from increased marketing efforts.

Gross margins in 2000 of $101.9 million fell 62 percent from $265.8 million in 1999, excluding special charges of $11.3 million. Including special charges, gross margins in 1999 were $254.5 million. This decrease was primarily a result of the reduced prices and volumes, discussed above, unfavorable natural gas costs and higher idle plant costs. These unfavorable factors were partially offset by savings realized from the Rightsizing Program and Project Profit, which exceeded $70.0 million, and lower sulphur costs driven by a market oversupply. During 2000, the significant rise in the price of natural gas, a major component of production costs, negatively affected gross margins. Additionally, the higher idle plant costs incurred in 2000 were a result of the temporary idling of certain operations in Louisiana during the year. The Louisiana phosphate operations were temporarily idled at selected intervals in the third and fourth quarters of 2000 to balance market supply and demand.

Other expense, net of $3.0 million in 2000 fluctuated from other income, net of $8.3 million in 1999 primarily as a result of the absence of a gain on the sale of an investment in the first quarter of 1999 and the inclusion of a loss recognized from the Securitization Facility in 2000.

Restructuring Activity

In the first quarter of 2001, IMC announced the Reorganization Plan designed to fully maximize IMC's global leadership position in phosphate crop nutrients as well as animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, in the first quarter of 2001 IMC Phosphates recorded a restructuring charge of $2.8 million. A total of 62 employees were terminated and left IMC Phosphates prior to December 31, 2001. The majority of the remaining severance payments will be disbursed over the next twelve months.

As part of Project Profit, IMC Phosphates had sold its urea plant to a third party (Buyer). The effective operation of this plant was dependent upon receiving services from IMC Phosphates' remaining Louisiana operations. The Louisiana operations were idle for the first half of 2001, which impacted the ability of the urea plant to operate. In the third quarter of 2001, IMC Phosphates repurchased the plant from the Buyer and shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, which resulted in a 2001 restructuring charge. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

Also as part of Project Profit, IMC Phosphates had written off certain assets in 1998. However, in 2000, some of these assets, including the urea plant referred to above, were sold to third parties resulting in a restructuring gain of $1.2 million. This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

In 1999, IMC Phosphates implemented the Rightsizing Program, which was designed to simplify and focus IMC Phosphates' core businesses. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; and (ii) headcount reductions. In conjunction with the Rightsizing Program, IMC Phosphates recorded a special charge of $126.0 million in the fourth quarter of 1999.

CRITICAL ACCOUNTING ESTIMATES

IMC Phosphates records accrued liabilities for various reclamation activities and the demolition of former operating facilities. As of December 31, 2001, the balances of these accrued liabilities were $100.6 million and $31.7 million, respectively. The estimation processes used to determine the amounts of these accrued liabilities are very complex and use information obtained from IMC Phosphates-specific and industry data, as well as general economic information. These estimation processes require IMC Phosphates to continuously monitor and evaluate the reasonableness of the judgments made and adjust for changes in assumptions as they occur. Actual costs for the above matters could differ from those estimated.

CAPITAL RESOURCES AND LIQUIDITY

Historically, IMC Phosphates has satisfied its borrowing needs through IMC. IMC Phosphates has three promissory notes (Promissory Notes) payable to IMC for borrowings up to $200.0 million, $65.0 million and $52.3 million. The $200.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in a prior revolving credit facility of IMC, which was 6.125 percent as of December 31, 2001. The $52.3 million note bears interest at a rate of 6.5 percent, with payments of principal due in quarterly installments through 2003. IMC Phosphates had borrowed $170.0 million, $65.0 million and $19.0 million, respectively, as of December 31, 2001 and zero, $24.8 million and $28.5 million, respectively, as of December 31, 2000, under the Promissory Notes. IMC is considering entering into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.

IMC's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures, expansion efforts and strategic acquisitions in the future, if any, will depend on IMC's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC's control. IMC believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet IMC's operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

IMC's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and customary events of default. IMC's access to funds is dependent upon its product prices and market conditions. If product prices and other market conditions were to return to the low levels of 2001, there is no assurance that IMC will be able to comply with applicable financial covenants. IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs. IMC may need to refinance all or a portion of its indebtedness on or before maturity. IMC cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

There can be no assurance that IMC will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply IMC with further funds (including periodic rollovers of existing borrowings).

IMC Phosphates' ability to generate cash is dependent on its operations and borrowings from IMC. Operating activities used $125.1 million of cash in 2001 compared with $211.4 million of cash generated by operating activities in 2000. The change of $336.5 million was primarily due to: (i) an increase in accounts receivable as a result of the voluntary termination of the Securitization Facility; (ii) an increase in international receivables; (iii) reduced earnings from operations due to a depressed agricultural economy; (iv) decreased accounts payable; partially offset by (v) a reduction of inventories. IMC is considering entering into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.

Net cash used by investing activities increased $8.7 million from $72.1 million in 2000 to $80.8 million in 2001. This increase was primarily a result of increased capital expenditures of $6.5 million.

Net cash provided by financing activities in 2001 was $199.8 million, which fluctuated by $336.8 million from $137.0 million of net cash used in financing activities in 2000. This change was primarily the result of higher working capital borrowings from IMC.

IMC Phosphates has historically relied on borrowings from IMC as a principal source of liquidity. IMC entered into a new $500.0 million senior secured credit facility on May 17, 2001 (New Credit Facility). Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to $500.0 million. The New Credit Facility consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of $290.0 million. Concurrent with the closing of the New Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes and together with the Seven Year Notes, Notes). On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes (November Note Offering). Set forth below is a brief summary of certain material terms of the New Credit Facility, the Notes and the November Note Offering. For more detail on IMC Phosphates' financing arrangements, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

The proceeds from the Notes and the initial borrowings under IMC's New Credit Facility were used: (i) to repay all outstanding indebtedness under IMC's existing senior credit facilities and to refinance outstanding letters of credit; (ii) to fund the tender offer for IMC's $200.0 million of 6.625 percent senior notes due October 15, 2001; (iii) to pay related fees and expenses; and (iv) for general corporate purposes. The proceeds from the November Note Offering were used: (i) to refinance $75.0 million of industrial revenue bonds due 2015 issued by the Florida Polk County Industrial Development Authority; (ii) to pay related fees and expenses; and (iii) for general corporate purposes.

The Revolving Credit Facility will mature on May 17, 2006 while the Term Loan Facility will mature on November 17, 2006. However, if IMC's $300.0 million of 7.625 percent senior notes due 2005 and $150.0 million of 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to the maturity date of The Revolving Credit Facility, funds may be borrowed, repaid and reborrowed under the Revolving Credit Facility without premium or penalty. Amounts repaid in respect to the Term Loan Facility may not be reborrowed.

As of December 31, 2001, IMC did not have any amounts drawn under the Revolving Credit Facility. Outstanding letters of credit as of December 31, 2001 totaled $51.2 million. As of December 31, 2001, the net available additional borrowings under the Revolving Credit Facility were $158.8 million. In 2001, repayments of $26.2 million of borrowings resulted in an outstanding balance of $263.8 million under the Term Loan Facility as of December 31, 2001.

The New Credit Facility is guaranteed by substantially all of IMC's direct and indirect domestic subsidiaries including IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries. The New Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities, with a net book value of $205.7 million as of December 31, 2001. The guarantee by IMC Phosphates is limited by the amount of existing intercompany debt owed by PLP and IMC Phosphates to IMC and its other subsidiaries. Any payments under such guarantee would constitute a corresponding repayment of such intercompany debt.

The New Credit Facility requires IMC to meet certain financial tests including a leverage ratio test and an interest coverage test. Certain of such tests were amended in December 2001 in connection with the sale of IMC's salt operations and Australian operations (Divestitures). In addition, the New Credit Facility contains certain covenants and customary events of default.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facility, except that MP Co. was designated as an unrestricted subsidiary in the fourth quarter of 2001 and is, therefore, no longer a guarantor of the Notes. MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates.

The Seven Year Notes may not be redeemed at IMC's option prior to their maturity. Some or all of the Ten Year Notes may be redeemed, for a premium, at IMC's option at any time on or after June 1, 2006. As of December 31, 2001, IMC had a shelf registration statement pursuant to which IMC has registered under the Securities Act of 1933 the potential issuance of approximately $750.0 million of debt or equity securities. In February 2002, IMC issued 5.4 million shares of its common stock for $70.0 million under this shelf registration in order to satisfy its obligation under a common equity forward purchase contract.

The following information summarizes IMC Phosphates' contractual obligations and other commercial commitments as of December 31, 2001, excluding the Promissory Notes to IMC.
	Total	Payments by Period
(In millions)		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$ 39.9	$ 3.8	$ 6.0	$ 3.0	$ 27.1
Operating leases	40.1	11.5	15.0	8.1	5.5
Unconditional purchase obligationsa	164.4	132.9	19.1	6.6	5.8
Other long-term obligations	71.7	12.2	24.4	24.4	10.7
Total contractual cash obligations	$ 316.1	$ 160.4	$ 64.5	$ 42.1	$ 49.1

a Based on prevailing market prices as of December 31, 2001.

Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through PhosChem. As a member, IMC Phosphates is, subject to certain conditions, contractually obligated to reimburse the export association for its pro rata share of any losses or other liabilities incurred. There were no such operating losses or other liabilities in 2001, 2000 or 1999. IMC Phosphates also incurs certain non-current liabilities, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of December 31, 2001, IMC Phosphates had $88.5 million in surety bonds outstanding which mature over the course of 2002, and did not meet the financial strength test for an additional $92.6 million of such liabilities. There can be no assurance that IMC Phosphates will be able to renew outstanding surety bonds as they mature. IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

CONTINGENCIES

Reference is made to Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

ENVIRONMENTAL

Reference is made to "Other Matters - Environmental, Health and Safety Matters," in Part I, Item 1, of this Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which requires IMC Phosphates to adopt its provisions on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the long-lived asset. IMC Phosphates is currently evaluating the potential impact, if any, that adoption of SFAS No. 143 will have on its financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires IMC Phosphates to adopt its provisions on January 1, 2002. IMC Phosphates is evaluating the potential impact, if any, that adoption of SFAS No. 144 will have on its financial statements.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphates; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates' Securities and Exchange Commission (SEC) reports.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less to reduce the risk related to significant price changes in natural gas, but not for trading purposes. IMC Phosphates had natural gas forward purchase contracts with notional amounts of $28.5 million outstanding as of December 31, 2001. As of December 31, 2001, the total unrealized loss on these contracts was $7.5 million.

IMC Phosphates conducted sensitivity analyses of these derivatives and other financial instruments assuming the following: (i) a one percentage point adverse change in interest rates on outstanding borrowings; and (ii) a ten percent adverse change in the purchase price of natural gas from its actual level as of December 31, 2001. Holding all other variables constant, the hypothetical adverse changes would not materially affect IMC Phosphates' financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment and certain other factors. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in IMC Phosphates' financial structure.

Item 8.        Financial Statements and Supplementary Data.

 ******************************************************************************************

REPORT OF INDEPENDENT AUDITORS

To the Partners of IMC Phosphates Company:

We have audited the accompanying consolidated balance sheet of IMC Phosphates Company (a Partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of IMC Phosphates Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Phosphates Company as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in accordance with accounting principles generally accepted in the United States.

In 2001, as discussed in Note 1, IMC Phosphates changed its method of accounting for derivative financial instruments to conform with Financial Accounting Standards Board Statement No. 133. In 1999, as discussed in Note 1, IMC Phosphates changed its method of accounting for start-up activities to conform with American Institute of Certified Public Accountants Statement of Position 98-5.

/s/ Ernst & Young LLP

Ernst & Young LLP
Chicago, Illinois
January 29, 2002

******************************************************************************************

Consolidated Statement of Operations
 (In millions)

Year ended December 31
	2001	2000	1999
Net sales (including $53.1 , $48.1 and $55.1 to IMC in 2001, 2000 and 1999, respectively)	$ 1,171.4	$ 1,246.8	$ 1,511.4
Cost of goods sold (including $209.4 , $214.1 and $233.1 of charges and raw materials purchased from IMC in 2001, 2000 and 1999, respectively)	1,163.6	1,144.9	1,256.9
Gross margins	7.8	101.9	254.5

Selling, general and administrative expenses (including $30.4 , $33.6 and $34.5 of charges from IMC in 2001, 2000 and 1999, respectively)	42.4	44.9	44.0
Restructuring activity (including $24.7 of charges from IMC in 1999)	9.2	(1.2)	122.2
Operating earnings (loss)	(43.8)	58.2	88.3

Interest expense (including $16.5 , $11.3 and $11.1 of interest charges from IMC in 2001, 2000 and 1999, respectively)	19.9	13.5	13.5
Other (income) expense, net	8.4	3.0	(8.3)
Earnings (loss) before cumulative effect of a change in accounting principle	(72.1)	41.7	83.1
Cumulative effect of a change in accounting principle	-	-	(6.2)
Earnings (loss)	$ (72.1)	$ 41.7	$ 76.9

******************************************************************************************

Consolidated Statement of Changes in Partners' Capital
 (In millions)

Year ended December 31
	2001	2000	1999
Balance at January 1	$ 1,002.2	$ 1,027.2	$ 1,197.0

Earnings (loss)	(72.1)	41.7	76.9
Cumulative effect of a change in accounting principle (Note 2)	1.6	-	-
Net unrealized loss on derivative instruments	(9.1)	-	-
Total comprehensive income (loss)	(79.6)	41.7	76.9

Distributions	(32.9)	(66.7)	(246.7)
Balance at December 31 (including Accumulated other comprehensive loss of $7.5 million in 2001)	$ 889.7	$ 1,002.2	$ 1,027.2

See Notes to Consolidated Financial Statements

******************************************************************************************

Consolidated Balance Sheet
 (In millions)

December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 0.9	$ 7.0
Receivables, net	138.9	14.4
Inventories, net	178.2	221.1
Other current assets	4.6	6.1
Total current assets	322.6	248.6
Property, plant and equipment, net	1,377.0	1,363.7
Due from Partners, net	11.1	-
Other assets	44.9	42.0
Total assets	$1,755.6	$1,654.3

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 101.0	$ 146.7
Accrued liabilities	84.9	76.5
Due to Partners, net	151.2	113.2
Current maturities of long-term debt (including $9.5 due to IMC as of December 31, 2001 and 2000)	13.2	10.4
Total current liabilities	350.3	346.8
Long-term debt, less current maturities (including $244.5 and $43.8 due to IMC as of December 31, 2001 and 2000, respectively)	280.7	71.7
Due to Partners, net	116.1	91.7
Other noncurrent liabilities	118.8	141.9
Partners' capital	889.7	1,002.2
Total liabilities and partners' capital	$1,755.6	$1,654.3

See Notes to Consolidated Financial Statements

******************************************************************************************

Consolidated Statement of Cash Flows
 (In millions)

Year ended December 31
	2001	2000	1999
Cash Flows from Operating Activities
Earnings Loss	$ (72.1)	$ 41.7	$ 76.9
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	78.1	84.3	75.3
Restructuring charges	-	-	126.0
Other charges and credits, net	(11.5)	7.7	(1.4)
Changes in:
Receivables, net	(124.5)	67.1	41.5
Inventories, net	42.9	1.8	56.9
Other current assets	1.5	(5.5)	0.1
Accounts payable and accrued liabilities	(44.6)	38.2	7.2
Due to Partners, net	5.1	(23.9)	2.8
Net cash provided by (used in) operating activities	(125.1)	211.4	385.3

Cash Flows from Investing Activities
Capital expenditures	(81.8)	(75.3)	(94.9)
Proceeds from sale of property, plant and equipment	1.0	3.2	11.3
Net cash used by investing activities	(80.8)	(72.1)	(83.6)

Cash Flows from Financing Activities
Proceeds from (payment of) IMC Promissory Notes, net	210.2	(126.7)	(14.3)
Payments of long-term debt (including $9.5 paid to IMC in 2001, 2000 and 1999)	(10.4)	(10.3)	(11.2)
Distributions to Partners	-	-	(275.0)
Net cash provided by (used in) financing activities	199.8	(137.0)	(300.5)

Net change in cash and cash equivalents	(6.1)	2.3	1.2
Cash and cash equivalents-beginning of year	7.0	4.7	3.5
Cash and cash equivalents-end of year	$ 0.9	$ 7.0	$ 4.7

Supplemental cash flow disclosure:
Interest paid (including $16.5, $11.3 and $11.1 paid to IMC in 2001, 2000 and 1999, respectively)	$ 20.1	$ 13.6	$ 13.5

Supplemental schedule of non-cash investing and financing activities:
Seller financed mineral reserves purchase	$ 15.0	$ -	$ -

See Notes to Consolidated Financial Statements

******************************************************************************************

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

The managing partner of IMC Phosphates is MP Co., which is jointly owned by IMC and PLP and, through a management agreement, operates the business and affairs of IMC Phosphates. IMC Phosphates pays to MP Co. an annual fee (Administrative Fee) intended to compensate MP Co. for selling and administrative services provided by IMC and its affiliates and charged through MP Co. to IMC Phosphates. For the years ended December 31, 2001, 2000 and 1999, the Administrative Fee totaled $27.1 million, $26.6 million and $26.2 million, respectively, all of which was paid to MP Co. and subsequently remitted to IMC.

On a quarterly basis, IMC Phosphates records a payable for cash distributions to IMC and PLP based on formulas and sharing ratios as defined in the Partnership Agreement. Sharing ratios for all IMC Phosphates' operations are fixed at 58.5 percent to IMC and 41.5 percent to PLP. The distributable cash (as defined in the Partnership Agreement) resulted in distributions of zero, $99.6 million and $171.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

2.       ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of IMC Phosphates and all subsidiaries which are more than 50 percent owned and controlled. All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the consolidated financial statements for periods prior to December 31, 2001 have been reclassified to conform to the current presentation.

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

Shipping and Handling Costs

IMC Phosphates records all shipping and handling costs in Cost of goods sold.

Cash Equivalents

IMC Phosphates considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk

Domestically, IMC Phosphates sells its products to crop nutrient manufacturers, distributors and retailers primarily in the midwestern and southeastern United States. Internationally, IMC Phosphates' products are sold primarily through PhosChem. No single customer or group of affiliated customers accounted for more than ten percent of IMC Phosphates' net sales in any year during the three-year period ended December 31, 2001.

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

Depreciation and depletion expenses for mining operations, including mineral deposits, are determined using the unit-of-production method based on estimates of recoverable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 32 years; machinery and equipment, three to 25 years.

Using the methodology prescribed in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, IMC Phosphates reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Once an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets of the operation are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. See Recently Issued Accounting Guidance for newly issued rules on accounting for the impairment or disposal of long-lived assets.

Accrued Environmental Costs

IMC Phosphates produces and distributes crop and animal nutrients. These activities subject IMC Phosphates to an evolving myriad of international, federal, state, provincial and local EHS laws which regulate, or propose to regulate: (i) product content; (ii) use of products by both IMC Phosphates and its customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from IMC Phosphates' facilities; (vi) disposal of hazardous and solid wastes; (vii) remediation of contamination at facilities; and (viii) post-mining land reclamation. Compliance with these laws often requires IMC Phosphates to incur costs. IMC Phosphates also has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these sites have resulted in soil and groundwater contamination, requiring IMC Phosphates to undertake or fund cleanup efforts.

The environmental costs discussed above include: fines, penalties and the cost of certain corrective actions to address violations of the law; remediation costs of properties that are currently or were formerly owned or operated by IMC Phosphates, or its predecessors, remediation costs of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites; and legal fees and expenses associated with resolution of administrative processes or litigation concerning these environmental costs. Environmental accruals are recorded for environmental investigatory and non-capital remediation costs and for costs associated with litigation at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable.

Various laws and regulations require the reclamation of certain mineral and related properties. The cost of restoring lands disturbed by mining and concentrated phosphate production includes earthmoving, dewatering and revegetation activities. IMC Phosphates accrues for reclamation costs in accordance with approved reclamation plans using estimates of future expenditures, based on an inflation rate of three percent and discount rates approximating seven percent as of December 31, 2001 and 2000. As reclamation laws and regulations change, revisions to current estimates are made. See Recently Issued Accounting Guidance for newly issued rules on accounting for asset retirement obligations.

Costs of Start-up Activities

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, IMC Phosphates capitalized its start-up costs (i.e. pre-operating costs). IMC Phosphates adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and in accordance with SOP 98-5 recorded a charge for the cumulative effect of an accounting change of $6.2 million in order to expense start-up costs that had been previously capitalized.

Income Taxes

IMC Phosphates' operating results are included in the income tax returns of IMC and the unitholders of PLP. Accordingly, no provision for income taxes is included in the accompanying financial statements.

Accounting for Derivative Instruments and Hedging Activities

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into derivatives in order to minimize the effects of changing natural gas prices, but not for trading purposes.

On January 1, 2001, IMC Phosphates adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with the provisions of SFAS No. 133, IMC Phosphates recorded a transition adjustment upon adoption of SFAS No. 133 to record its derivative instruments at fair value. The effect of this transition adjustment resulted in a $1.6 million increase in Accumulated other comprehensive loss, which is included in the Consolidated Statement of Changes in Partners' Capital. IMC Phosphates recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

IMC Phosphates uses financial instruments, including forward exchange, option, futures and swap contracts, to manage its exposure to movements in commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to IMC Phosphates. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, IMC Phosphates designates the derivative as either: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); or (iii) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (natural hedge). IMC Phosphates formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. IMC Phosphates also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be an effective hedge, IMC Phosphates discontinues hedge accounting.

IMC Phosphates had various natural gas forward purchase contracts outstanding as of December 31, 2001 maturing in various months through October 2002 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables and other unpredictable factors. The effective portion of changes in the fair value of IMC Phosphates' cash flow hedges is recorded in Accumulated other comprehensive loss. As of December 31, 2001, IMC Phosphates had unrealized losses totaling $7.5 million related to its cash flow hedges all of which is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in Accumulated other comprehensive loss are recognized in earnings in the same period that the underlying hedged item is realized. The ineffective portion of changes in the fair value of IMC Phosphates' cash flow hedges were reported in its Loss and amounted to $3.1 million in 2001.

Recently Issued Accounting Guidance

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which requires IMC Phosphates to adopt its provisions on January 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. IMC Phosphates is currently evaluating the potential impact, if any, that adoption of SFAS No. 143 will have on its financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, which requires IMC Phosphates to adopt its provisions on January 1, 2002. IMC Phosphates is evaluating the potential impact, if any, that adoption of SFAS No. 144 will have on its financial statements.
  RESTRUCTURING ACTIVITY

2001 Restructuring Charges

In the first quarter of 2001, IMC announced the Reorganization Plan, primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, in the first quarter of 2001 IMC Phosphates recorded a restructuring charge of $2.8 million. A total of 62 employees were terminated and left IMC Phosphates prior to December 31, 2001. The majority of the remaining severance payments will be disbursed over the next twelve months.

As part of Project Profit, IMC Phosphates had sold its urea plant to a Buyer. The effective operation of this plant was dependent upon receiving services from IMC Phosphates' remaining Louisiana operations. The Louisiana operations were idle for the first half of 2001, which impacted the ability of the urea plant to operate. In the third quarter of 2001, IMC Phosphates repurchased the plant from the Buyer and shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, which resulted in a 2001 restructuring charge. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

2000 Restructuring Activity

As part of Project Profit, IMC Phosphates had written off certain assets in 1998. However, in 2000, some of these assets, including the urea plant referred to above, were sold to third parties resulting in a restructuring gain of $1.2 million. This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

1999 Restructuring Charge

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

Activity related to accruals for the plans discussed above during the period January 1, 2001 to December 31, 2001 was as follows:

	Accrual as of January 1, 2001	Restructuring Charges	Cash Paid	Accrual as of December 31, 2001
Non-employee exit costs:
Demolition and closure costs	$ 41.8	$ 1.2	$ (11.3)	$ 31.7
Other	5.9	5.2	(9.9)	1.2
Employee headcount reductions:
Severance benefits	1.6	2.8	(2.9)	1.5
Total	$ 49.3	$ 9.2	$ (24.1)	$ 34.4

Non-Employee Exit Costs

As a result of the decision to permanently close certain facilities and production operations described above, IMC Phosphates recorded closure costs for demolition activities and incremental environmental land reclamation of the surrounding mined-out areas. All facilities were closed and IMC Phosphates expects all demolition, closure and reclamation activities to be completed by the end of 2010.

Employee Headcount Reductions

As part of the Rightsizing Program and Project Profit, headcount reductions were implemented throughout IMC Phosphates. The majority of these reductions were a result of the closing and/or exiting of production operations, as discussed above. A total of 1,097 employees were terminated.

The activity related to accruals for IMC Phosphates' restructuring programs during 2000 consisted of a beginning balance of $96.1 million reduced by cash payments of $46.8 million.

The activity related to accruals for IMC Phosphates' restructuring programs during 1999 consisted of a beginning balance of $63.1 million from Project Profit reduced by cash payments of $27.9 million and increased by $60.9 million from the Rightsizing Program.

All restructuring charges were recorded as a separate line item on the Consolidated Statement of Operations, except for the finished goods inventory write-down of $3.8 million in 1999, which was recorded in Cost of goods sold.

4.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Receivables:

	2001	2000
Trade	$ 132.6	$ 82.2
Non-trade	13.0	14.9
	145.6	97.1
Less:
Allowances	6.7	5.8
Receivable interests sold, net	-	76.9
Receivables, net	$ 138.9	$ 14.4

The carrying amount of accounts receivable approximated the estimated fair value of such assets due to their short maturity.

In September 2000, IMC entered into the Securitization Facility. The Securitization Facility allowed IMC and certain of its subsidiaries, including IMC Phosphates, to sell without recourse, on an on-going basis, certain of their trade accounts receivable to a wholly-owned unconsolidated special purpose entity (SPE). The carrying amount of the accounts receivable sold was equal to the estimated fair value of such assets due to their short maturity. The SPE in turn would sell an interest in such receivables to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPE from the financial conduit were used to pay IMC and its subsidiaries for a portion of the purchase price of the receivables. The SPE paid for the remainder of the purchase price of the receivables through the issuance of notes payable to IMC, which bore interest at the federal funds rate and were due no later than one year after the termination of the Securitization Facility. In April 2001, IMC voluntarily terminated the Securitization Facility and repurchased trade accounts receivable held by the SPE. IMC Phosphates recognized losses of $2.5 million and $1.5 million on the sale of receivables in 2001 and 2000, respectively, which were reported in Other (income) expense, net.

Inventories:

	2001	2000
Products (principally finished)	$ 137.6	$ 181.4
Operating materials and supplies	42.8	45.7
	180.4	227.1
Less: Allowances	(2.2)	(6.0)
Inventories, net	$ 178.2	$ 221.1

Property, Plant and Equipment:

	2001	2000
Land	$ 76.4	$ 74.2
Mineral properties and rights	528.3	510.2
Buildings	316.1	290.9
Machinery and equipment	1,798.9	1,721.7
Construction in progress	46.5	78.4
	2,766.2	2,675.4
Accumulated depreciation and depletion	(1,389.2)	(1,311.7)
Property, plant and equipment, net	$ 1,377.0	$ 1,363.7

As of December 31, 2001, idle facilities of IMC Phosphates included one concentrated phosphate granulation plant, and the acid production facilities at another concentrated phosphate plant, which will remain closed subject to improved market conditions. The net book value of these facilities totaled $56.9 million. In the opinion of management, the net book value of IMC Phosphates' idle facilities is not in excess of their net realizable values.

Accrued Liabilities:

	2001	2000
Mining, property and sales & use taxes	$ 17.7	$ 20.8
Land reclamation	28.7	10.8
Restructuring (Note 3)	14.8	27.1
Other	23.7	17.8
Accrued liabilities	$ 84.9	$ 76.5

Other Noncurrent Liabilities:

	2001	2000
Land reclamation	$ 71.9	$ 80.9
Deferred revenue	21.7	35.2
Restructuring (Note 3)	19.6	22.2
Other	5.6	3.6
Other noncurrent liabilities	$ 118.8	$ 141.9

Due to Partners, net:

As of December 31, 2001 and 2000, the amounts reported in current liabilities as Due to Partners, net primarily related to distributable cash owed to partners based on IMC Phosphates' distributable cash calculation. IMC Phosphates believes the amount as of December 31, 2001 will be paid to partners prior to January 1, 2003, therefore, it is classified as short-term.

As of December 31, 2001 and 2000, the amounts reported in non-current liabilities as Due to Partners, net primarily related to amounts owed to MP Co. for employee benefits. MP Co. has no present intention of demanding payment prior to January 1, 2003, therefore the balance as of December 31, 2001 has been classified as long-term.

5.       FINANCING ARRANGEMENTS

Long-term debt as of December 31 consisted of the following:
	2001	2000
Promissory Notes payable to IMC, variable interest rates	$ 235.0	$ 24.8
6.5% Promissory Note payable to IMC, due 2003	19.0	28.5
7.7% Industrial revenue bonds, due 2022	27.1	27.1
Other debt	12.8	1.7
	293.9	82.1
Less current maturities	13.2	10.4
Total long-term debt, less current maturities	$ 280.7	$ 71.7

IMC Phosphates has three Promissory Notes payable to IMC for borrowings up to $200.0 million, $65.0 million and $52.3 million, respectively. The $200.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in a prior revolving credit facility of IMC, which was 6.125 percent as of December 31, 2001. The $52.3 million note bears interest at a rate of 6.5 percent, with payments of principal due in quarterly installments through 2003. IMC Phosphates had borrowed $170.0 million, $65.0 million and $19.0 million, respectively, as of December 31, 2001 and zero, $24.8 million and $28.5 million, respectively, as of December 31, 2000, under the Promissory Notes. IMC has advised IMC Phosphates that although it currently does not intend to demand payment on the Promissory Notes prior to January 1, 2003, IMC is considering entering into discussions with IMC Phosphates contemplating a revision to the terms of the Promissory Notes, including the interest rate, if warranted. The Promissory Notes have been classified as long-term.

On December 31, 2001, the estimated fair value of non-affiliate long-term debt described above was approximately $5.5 million less than the carrying amount of such debt. The fair value was estimated by discounting the future cash flows using rates currently available to IMC Phosphates for debt instruments with similar terms and remaining maturities.

IMC entered into a New Credit Facility on May 17, 2001. Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to $500.0 million. The New Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit as well as a Term Loan Facility of $290.0 million. Concurrent with the closing of the New Credit Facility, IMC issued the Notes. On November 2, 2001, IMC issued the November Note Offering. The proceeds of the Notes and of the initial borrowings under IMC's New Credit Facility were used: (i) to repay all outstanding indebtedness under IMC's existing senior credit facilities and to refinance outstanding letters of credit; (ii) to fund the tender offer for IMC's $200.0 million of 6.625 percent senior notes due October 15, 2001; (iii) to pay related fees and expenses; and (iv) for general corporate purposes. The proceeds of the November Note Offering were used: (i) to refinance $75.0 million of industrial revenue bonds due 2015 issued by the Florida Polk County Industrial Development Authority; (ii) to pay related fees and expenses; and (iii) for general corporate purposes.

The Revolving Credit Facility will mature on May 17, 2006 while the Term Loan Facility will mature on November 17, 2006. However, if IMC's $300.0 million of 7.625 percent senior notes due 2005 and $150.0 million of 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to the maturity date of the Revolving Credit Facility, funds may be borrowed, repaid and reborrowed under the Revolving Credit Facility without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

As of December 31, 2001, IMC did not have any amounts drawn under the Revolving Credit Facility. Outstanding letters of credit as of December 31, 2001 totaled $51.2 million. As of December 31, 2001, the net available additional borrowings under the Revolving Credit Facility were $158.8 million. In 2001, repayments of $26.2 million of borrowings resulted in an outstanding balance of $263.8 million under the Term Loan Facility as of December 31, 2001.

The commitment fees associated with the Revolving Credit Facility vary depending upon IMC's leverage ratio and may range from 37.5 basis points to 50.0 basis points. The commitment fee rate as of December 31, 2001 is 50.0 basis points. Interest rates associated with the Term Loan Facility and the Revolving Credit Facility also vary depending upon IMC's leverage ratio. With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 125.0 to 200.0 basis points (depending on IMC's leverage ratio) or LIBOR plus 225.0 to 300.0 basis points (depending on IMC's leverage ratio). With respect to the Term Loan facility, interest on such loans is calculated at either prime plus 275.0 basis points or LIBOR plus 375.0 basis points. The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 300.0 basis points and LIBOR plus 375.0 basis points, respectively, as of December 31, 2001.

The New Credit Facility is guaranteed by substantially all of IMC's direct and indirect domestic subsidiaries including IMC Phosphates, as well as by certain direct and indirect foreign subsidiaries. The New Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by IMC and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of IMC's potash mining and production facilities, with a net book value of $205.7 million as of December 31, 2001. The guarantee by IMC Phosphates is limited by the amount of existing intercompany debt owed by PLP and IMC Phosphates to IMC and its other subsidiaries. Any payments under such guarantee would constitute a corresponding repayment of such intercompany debt.

The New Credit Facility requires IMC to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility). Certain of such tests were amended in December 2001 in connection with the Divestitures. In addition, the New Credit Facility contains certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, guarantees, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liquidations and change of business, prepayments, repurchases and redemption of other indebtedness, liens, sale-leaseback transactions and encumbrances, hedging agreements, amendments of debt and certain other material agreements and other matters customarily restricted by such agreements. The New Credit Facility also contains customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other material agreements or indebtedness, certain events of bankruptcy and insolvency, judgment defaults, invalidity of security interests supporting the New Credit Facility and a change of control of IMC. Certain of the covenants and events of default are subject to exceptions, materiality qualifiers and baskets.

The provisions on capital spending in the New Credit Facility restrict capital expenditures to an amount above IMC's currently anticipated capital expenditures level. The provisions on dividends generally restrict the payment of dividends with respect to its common stock to an amount not exceeding a sum of $20.0 million from the inception of the New Credit Facility through December 31, 2002. Starting January 1, 2003, dividends are restricted to the remaining portion of the $20.0 million plus 25 percent of IMC's consolidated net income from the previous fiscal year. As of December 31, 2001, $13.4 million was available.

The Notes are guaranteed by the same subsidiaries of IMC that guaranteed the New Credit Facility, except that MP Co. was designated as an unrestricted subsidiary in the fourth quarter of 2001 and is, therefore, no longer a guarantor of the Notes. MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates.

Prior to the time that the Notes receive an investment grade rating from both Standard & Poor's Ratings Group as well as Moody's Investor's Services Inc. and the fall-away event is satisfied, covenants contained in the indentures under which the Notes were issued will limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) borrow money; (ii) pay dividends on, redeem or repurchase IMC's capital stock; (iii) make investments; (iv) sell assets (including provisions relating to the use of proceeds of such asset sales); (v) create restrictions on the payment of dividends or other amounts to IMC from its restricted subsidiaries; (vi) enter into transactions with affiliates; and (vii) expand into unrelated businesses. If IMC experiences specific kinds of changes of control prior to the fall-away event, holders of the Notes will have the right to require IMC to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

Notwithstanding the preceding paragraph, so long as any of the Notes are outstanding, covenants contained in the indentures limit IMC's ability and the ability of its restricted subsidiaries to, among other things: (i) create liens; (ii) enter into sale and leaseback transactions; and (iii) consolidate, merge or sell all or substantially all of its assets. In addition, so long as any Notes are outstanding, the indentures require, among other things, IMC to provide reports to holders of the Notes and limit the ability of IMC's restricted subsidiaries to guarantee other debt.

The Seven Year Notes may not be redeemed at IMC's option prior to their maturity. Some or all of the Ten Year Notes may be redeemed, for a premium, at IMC's option at any time on or after June 1, 2006.

Scheduled maturities of long-term debt, excluding the Promissory Notes, for the next five years are as follows:

2002	$ 3.8
2003	3.0
2004	3.0
2005	3.0
2006	-
Thereafter	27.1

As of December 31, 2001, IMC Phosphates had drawn $5.7 million under a letter of credit subfacility.

6.       PENSION PLANS AND OTHER BENEFITS

The individuals who perform services for IMC Phosphates are employed primarily by MP Co. MP Co. sponsors several qualified and nonqualified pension plans and postretirement health care benefit plans that cover substantially all of its employees who perform services for IMC Phosphates. Postretirement health care benefit plans are either contributory or non-contributory and contain certain other cost sharing features such as deductibles and coinsurance. Employees are not vested in the postretirement health care benefit plans and benefits are subject to change. The expense related to all of the above plans is charged by MP Co. to IMC Phosphates.

The following table sets forth pension and postretirement obligations for defined benefit plans, plan assets and benefit cost as of and for the years ended December 31 based on a September 30 measurement date:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation as of January 1	$ 144.4	$ 128.9	$ 35.9	$ 30.8
Service cost	5.5	5.4	1.5	1.5
Interest cost	11.0	10.1	2.6	2.4
Plan amendments	1.3	4.3	-	-
Actuarial (gain) loss	2.7	(0.9)	2.2	1.8
Benefits paid	(5.7)	(3.4)	(0.8)	(0.6)
Special termination benefits	0.3	-	-	-
Benefit obligation as of December 31	$ 159.5	$ 144.4	$ 41.4	$ 35.9

Change in plan assets
Fair value as of January 1	$ 102.6	$ 89.0	$ -	$ -
Actual return	(11.5)	2.2	-	-
Employer contributions	-	14.8	0.8	0.6
Benefits paid	(5.7)	(3.4)	(0.8)	(0.6)
Fair value as of December 31	$ 85.4	$ 102.6	$ -	$ -

Funded status of the plan	$ (74.1)	$ (41.7)	$ (41.4)	$ (35.9)
Unrecognized transition asset	-	(0.1)	(1.3)	(1.4)
Unrecognized prior service cost (benefit)	14.5	15.0	(1.7)	(2.1)
Unrecognized net loss	32.3	7.7	4.1	2.1
Accrued benefit cost	$ (27.3)	$ (19.1)	$ (40.3)	$ (37.3)

Amounts recognized in the balance sheet
Accrued benefit liability	$ (38.3)	$ (23.9)	$ (40.3)	$ (37.3)
Intangible asset	11.0	4.8	-	-
Total recognized	$ (27.3)	$ (19.1)	$ (40.3)	$ (37.3)

Certain MP Co. pension plans had an accumulated benefit obligation in excess of plan assets. The aggregate accumulated benefit obligation of these underfunded plans was $125.4 million and $109.9 million, respectively as of December 31, 2001 and 2000. The aggregate fair value of plan assets of these underfunded plans was $85.4 million and $102.6 million as of December 31, 2001 and 2000, respectively.

Significant actuarial assumptions were as follows:

	Pension Benefits		Other Benefits
	2001	2000	2001	2000
Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.50%	9.50%	-	-
Rate of compensation increase	4.75%	5.00%	-	-

The components of pension and other benefits cost for the years ended December 31 were as follows:

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$ 5.5	$ 5.4	$ 6.9	$ 1.5	$ 1.5	$ 1.5
Interest cost	11.0	10.1	9.7	2.6	2.4	1.6
Expected return on plan assets	(10.4)	(8.4)	(7.2)	-	-	-
Amortization of:
Transition asset	-	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)
Prior service cost	1.9	1.7	1.8	(0.3)	(0.3)	-
Net loss	0.1	-	1.7	-	-	0.5
Net periodic benefit cost	8.1	8.6	12.8	3.7	3.5	3.5
Curtailments and settlements	0.3	-	5.4	0.2	-	3.9
Net periodic benefit cost after curtailments and settlements	$ 8.4	$ 8.6	$ 18.2	$ 3.9	$ 3.5	$ 7.4

The curtailment and settlement charges included in the tables above were primarily recorded in conjunction with the restructuring plans (Note 3).

For measurement purposes, a 6.9 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2001 decreasing gradually to 5.7 percent in 2004 and thereafter; and a 7.2 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2001 decreasing gradually to 6.0 percent in 2004 and thereafter.

If the health care trend rate assumptions were increased by 1.0 percent, the accumulated postretirement benefit obligation would increase by 5.0 percent, or $2.1 million, as of December 31, 2001. This would have the effect of a 5.3 percent, or $0.2 million, increase on the service and interest cost components of net periodic postretirement health care benefit cost in 2001. If the health care trend rate assumptions were decreased by 1.0 percent, the accumulated postretirement benefit obligation would decrease by 4.7 percent, or $1.9 million, as of December 31, 2001. This would have the effect of a 4.8 percent, or $0.2 million, decrease on the service and interest cost components of net periodic postretirement health care benefit cost in 2001.

MP Co. also has defined contribution pension and investment plans (Plans) for certain of its employees. IMC Phosphates' expense for such Plans totaled $4.4 million, $4.5 million and $4.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, MP Co. provides benefits such as worker' compensation and disability to certain former or inactive employees after employment but before retirement.

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

Summarized below is a schedule of future minimum long-term purchase commitments, based on December 31, 2001 market prices, and minimum lease payments under non-cancelable operating leases as of December 31, 2001:

	Purchase Commitments	Lease Commitments
2002	$ 132.9	$ 11.5
2003	15.8	8.0
2004	3.3	7.0
2005	3.3	5.7
2006	3.3	2.4
Subsequent years	5.8	5.5
	$ 164.4	$ 40.1

Rental expense for 2001, 2000 and 1999 amounted to $16.1 million, $16.0 million and $22.2 million, respectively.

IMC Phosphates also sells phosphate rock and concentrated phosphates to customers and IMC under contracts extending in some cases for multiple years. Sales under these contracts, except for certain phosphate rock sales, which are at prices based on IMC Phosphates' cost of production, are generally at prevailing market prices.

In November 1998, PhosChem, of which IMC Phosphates is a member, reached a two-year agreement through the year 2000 to supply DAP to the China National Chemicals Import and Export Corporation (Sinochem). In September 2000, Sinochem exercised its option to extend the agreement until December 31, 2002. This agreement was subsequently replaced by agreement of both parties in December 2001 for shipments in 2002. In December 2001, PhosChem also reached a one-year agreement through the year 2002 to supply DAP to the China National Agricultural Means of Production Group Corporation (CNAMPGC). Under each of the contracts' terms, Sinochem and CNAMPGC will receive monthly shipments at prices reflecting the market price at the time of shipment. Sinochem and CNAMPGC are both state companies with government authority for the import of fertilizers into China.

Pine Level Property Reserves

In October 1996, IMC Phosphates signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property, Pine Level, containing approximately 100.0 million tons of phosphate rock reserves. In connection with the purchase, IMC Phosphates agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

Within five years from the date of this agreement, IMC Phosphates was required to provide notice to CMI regarding one of the following: (i) whether IMC Phosphates obtained the permits necessary to commence mining any part of the property; (ii) whether IMC Phosphates wished to extend the permitting period for an additional three years (Extension Option); or (iii) whether IMC Phosphates wished to decline to extend the permitting period. When the permits necessary to commence mining the property have been obtained, IMC Phosphates is obligated to pay CMI an initial royalty payment of $28.9 million (Initial Royalty). In addition to the Initial Royalty, IMC Phosphates is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained. In October 2001, IMC Phosphates and CMI executed a contract extension to delay payment on the Extension Option until January 2002. In January 2002, IMC Phosphates exercised the Extension Option, at a cost of $7.2 million, plus interest charges, which will be applied toward the Initial Royalty.

USAC Contract

In March 1994, IMC Phosphates signed an agreement with U.S. Agri-Chemicals (USAC) to supply phosphate rock until 2004. In November 1999, IMC Phosphates and USAC signed an agreement to extend the term until September 2014 (Extended Term), with an option for a second extension through September 2024 (New Extended Term). As part of the new agreement, USAC paid $57.0 million (Near Term Payment), plus interest charges, to IMC Phosphates during the year 2000. In the event IMC Phosphates and USAC fail to reach agreement on the New Extended Term pricing, either party may elect to terminate the agreement with regard to the New Extended Term. In addition, if IMC Phosphates is unable to secure new supply of phosphate rock by permitting new mines at Ona or Pine Level to support volumes required in the Extended Term, it can elect to terminate the New Extended Term. In the event the agreement is terminated during the Extended Term or New Extended Term, IMC Phosphates may be required to refund a prorated share of the Near Term Payment.

Environmental Matters

IMC Phosphates has contingent environmental liabilities that arise from three sources: (i) facilities currently or formerly owned by IMC Phosphates or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund sites.

At facilities currently or formerly owned by IMC Phosphates or its corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring IMC Phosphates to undertake or fund cleanup. In some instances, IMC Phosphates has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, IMC Phosphates has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals, expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures by IMC Phosphates could be required in the future to remediate the contamination at these or at other current or former sites.

Superfund and equivalent state statutes, impose without regard to fault or to the legality of a party's conduct, on certain categories of persons who are considered to have contributed to the release of "hazardous substances" into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, IMC Phosphates is involved or concluding involvement at less than five Superfund or equivalent state sites. IMC Phosphates' remedial liability from these sites, either alone or in the aggregate, is not expected to have a material adverse effect on IMC Phosphates' business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

IMC Phosphates believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that it may expend to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to IMC Phosphates' acquisition of facilities or businesses from parties including Conoco Inc., Conserv, Kerr-McGee Inc., The Williams Companies and certain other private parties. IMC Phosphates has already received and anticipate receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures.

Other
Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through PhosChem. As a member, IMC Phosphates is, subject to certain conditions, contractually obligated to reimburse the export association for its pro rata share of any losses or other liabilities incurred. There were no such operating losses or other liabilities in 2001, 2000 or 1999. IMC Phosphates also incurs certain long-term liabilities, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of December 31, 2001, IMC Phosphates had $88.5 million in surety bonds outstanding which mature over the course of 2002, and did not meet the financial strength test for an additional $92.6 million of such liabilities. There can be no assurance that IMC Phosphates will be able to renew outstanding surety bonds as they mature. IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

IMC Phosphates also has certain other contingent liabilities with respect to litigation and claims to third parties arising in the ordinary course of business. IMC Phosphates does not believe that any of these contingent liabilities will have a material adverse impact on IMC Phosphates' business or financial condition.

******************************************************************************************

 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)a
 (Dollars in millions)
Quarter	Firstb	Second	Thirdb	Fourth	Yearb
2001
Net sales	$ 299.3	$ 273.2	$ 244.6	$ 354.3	$1,171.4
Gross margins	$ 10.4	$ 0.6	$ (6.3)	$ 3.1	$ 7.8
Operating earnings	$ (3.2)	$ (10.0)	$ (23.1)	$ (7.5)	$ (43.8)
Loss	$ (8.9)	$ (18.2)	$ (31.1)	$ (13.9)	$ (72.1)
Quarter	First	Secondc	Thirdc	Fourth	Yearc
2000
Net sales	$ 335.3	$ 287.4	$ 303.0	$ 321.1	$1,246.8
Gross margins	$ 44.0	$ 29.6	$ 12.9	$ 15.4	$ 101.9
Operating earnings	$ 32.9	$ 21.3	$ 0.5	$ 3.5	$ 58.2
Earnings (loss)	$ 29.6	$ 17.5	$ (3.2)	$ (2.2)	$ 41.7

a For information related to IMC Phosphates' special charges discussed below, see Note 3 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

b First quarter loss includes special charges of $5.2 million related to employee headcount reductions and the write-off of certain deferred costs. Third quarter loss includes special charges of $6.4 million related to costs to repurchase a plant and accrue for planned demolition costs.

c Second quarter earnings include a restructuring gain of $1.0 million related to the sale of a previously written-off plant. Third quarter loss includes a restructuring charge of $0.5 million.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10.     Directors and Executive Officers of the Registrant.

As a partnership, IMC Phosphates has no directors. MP Co. performs comparable functions for IMC Phosphates. IMC Phosphates does not employ any executive officers; however, certain management functions are provided to IMC Phosphates by executive officers and other employees of MP Co. and its affiliates, including IMC.

Item 11.     Executive Compensation.

IMC Phosphates does not employ any executive officers and no compensation was provided by IMC Phosphates to any executive officer for services rendered in any capacity in 2001. MP Co. and its affiliates, including IMC, provide all services to IMC Phosphates as provided in the Partnership Agreement, for which IMC Phosphates reimburses MP Co. and its affiliates, including IMC, at its cost, including allocated overhead. Certain services provided by MP Co. and its affiliates, including IMC, are provided by executive officers and other employees of IMC. In accordance with the Partnership Agreement, MP Co. and its affiliates, including IMC, are reimbursed on a monthly basis for expenses incurred on behalf of IMC Phosphates. Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between IMC Phosphates and IMC," of this Annual Report on Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

IMC Phosphates is 43.5 percent owned by PLP and 56.5 percent by IMC. IMC owns 51.6 percent of the outstanding PLP limited partnership units. As a result, IMC's total interest in IMC Phosphates is approximately 78.9 percent. IMC's and PLP's principal executive offices are located at 100 S. Saunders Road, Suite 300, Lake Forest, Illinois 60045.

Item 13.     Certain Relationships and Related Transactions.

Reference is made to the information set forth in Part I, Item 1, "Business - OTHER MATTERS - Relationship between IMC Phosphates and IMC," Item 11, "Executive Compensation," and Notes 1 and 5 of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

PART IV.
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
	(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.
	(b)	Reports on Form 8-K.
None
	(c)	Exhibits
Reference is made to the Exhibit Index beginning on page E-1 hereof.
(d)

Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under Article 3.09 or general instructions to the financial statements.

***********************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMC PHOSPHATES COMPANY
By:	IMC Phosphates MP Inc. Its Managing General Partner
By:	/s/ John J. Ferguson John J. Ferguson President IMC Phosphates MP Inc.

Date: March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ John J. Ferguson John J. Ferguson	President (principal executive officer) of IMC Phosphates MP Inc.	March 27, 2002
/s/ J. Reid Porter J. Reid Porter	Vice President (principal financial officer) and a Director of IMC Phosphates MP Inc.	March 27, 2002
/s/ Robert M. Qualls Robert M. Qualls	Vice President (principal accounting officer) of IMC Phosphates MP Inc.	March 27, 2002
* E. Paul Dunn, Jr.	Director of IMC Phosphates MP Inc.	March 27, 2002
* C. Steven Hoffman	Director of IMC Phosphates MP Inc.	March 27, 2002
* Mary Ann Hynes	Director of IMC Phosphates MP Inc.	March 27, 2002
* Rose Marie Williams	Director of IMC Phosphates MP Inc.	March 27, 2002

*By:     /s/ Rose Marie Williams
           Rose Marie Williams
           Attorney-in-fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has or will be sent to security holders of the registrant.

******************************************************************************************

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.i.(a)

Amended and Restated Partnership Agreement dated as of May 26, 1995 among IMC Agrico GP Company, Agrico, Limited Partnership and IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.) (Amended and Restated Partnership Agreement)

Exhibit 10.3 to the Annual Report on Form 10-K of PLP for the Year Ended December 31, 1995*
3.i.(b)

Amendment and Agreement dated as of January 23, 1996 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.1 to the Current Report on Form 8-K of PLP dated February 13, 1996*
3.i.(c)

Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company

Exhibit 10.5 to the Annual Report on Form 10-K of PLP for the Year Ended December 31, 1998*
3.i.(d)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company

Exhibit 10.i.(a) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*
3.i.(e)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company

Exhibit 10.i.(b) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*
3.i.(f)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations, Inc.; and IMC Phosphates Company

Exhibit 10.i.(c) to the Quarterly Report on Form 10-Q of PLP for the Quarterly Period Ended June 30, 2000*
3.i.(g)	Amended and Restated Parent Agreement dated as of May 26, 1995 among IMC Global Operations Inc.; PLP; FTX; and IMC Phosphates Company	Exhibit 10.5 to the Annual Report on Form 10-K of PLP for the Year Ended December 31, 1995*
4.ii.(a)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**
4.ii.(b)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**
4.ii.(c)

Supplemental Indenture dated as of May 31, 2001 among FMRP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(d)

Supplemental Indenture dated as of August 2, 2001 between IMC Global Netherlands B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(e)

Supplemental Indenture dated as of November 6, 2001 between IMC Phosphtates MP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(f)

Supplemental Indenture dated as of January 1, 2002 between IMC Potash Colonsay ULC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(h) to the Annual Report on Form 10-K of IMC Global Inc. for the Year Ended December 31, 2001**
4.ii.(g)

Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(a) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**
4.ii.(h)

Amendment No. 1 dated as of November 1, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(a) to the Current Report on Form 8-K of IMC Global Inc. for November 1, 2001**
4.ii.(i)

Amendment No. 2 dated as of November 28, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase, as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for November 1, 2001**
4.ii.(j)

Amendment No. 3 dated as of December 5, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase, as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for November 1, 2001**
4.iii.

Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

10.ii.(k)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated June 26, 1998 in the principal sum of $65,000,000		X
10.ii.(l)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated August 19, 1998 in the principal sum of $52,250,000		X
10.ii.(m)	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated June 13, 2000 in the principal sum of $200,000,000		X
24	Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of IMC Phosphates MP Inc.		X

*SEC File No. 1-9164
**SEC File No. 1-9759

***********************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
By:	IMC GLOBAL INC. Its Administrative Managing General Partner
By:	/s/ Douglas A. Pertz Douglas A. Pertz Chairman and Chief Executive Officer of IMC Global Inc.

Date: March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Douglas A. Pertz Douglas A. Pertz	Chairman and Chief Executive Officer (principal executive officer)	March 27, 2002
/s/ J. Reid Porter J. Reid Porter	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2002
/s/ Robert M. Qualls Robert M. Qualls	Vice President and Controller (principal accounting officer)	March 27, 2002
* Raymond F. Bentele	Director	March 27, 2002
* James M. Davidson	Director	March 27, 2002
* Harold H. MacKay	Director	March 27, 2002
* David B. Mathis	Director	March 27, 2002
* Donald F. Mazankowski	Director	March 27, 2002
* Richard L. Thomas	Director	March 27, 2002
* Pamela B. Strobel	Director	March 27, 2002

*By:  /s/   Rose Marie Williams
                Rose Marie Williams
                Attorney-in-fact

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

Exhibit B to the Prospectus dated May 29, 1987 included in Registration Statement No. 33-13513, as amended
3.i.(b)	Amendment to the PLP Partnership Agreement dated as of December 16, 1988 effected by FMC, as Administrative Managing General Partner, and FTX, as General Partner of PLP	Exhibit 3.2 to the Annual Report on Form 10-K for the Year Ended December 31, 1994*
3.i.(c)	Amendment to the PLP Partnership Agreement dated as of March 29, 1990 effected by FMC, as Administrative Managing General Partner, and FTX, as Managing General Partner of PLP	Exhibit 19.2 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(d)	Amendment to the PLP Partnership Agreement dated as of April 6, 1990 effected by FTX, as Administrative Managing General Partner of PLP	Exhibit 19.3 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(e)	Amendment to the PLP Partnership Agreement dated as of January 27, 1992 between FTX, as Administrative Managing General Partner, and FMRP, as Managing General Partner, of PLP	Exhibit 3.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1991*
3.i.(f)	Amendment to the PLP Partnership Agreement dated as of October 14, 1992 between FTX, as Administrative Managing General Partner, and FMRP, as Managing General Partner, of PLP	Exhibit 3.4 to the Annual Report on Form 10-K for the Year Ended December 31, 1992*
3.i.(g)	Amended and Restated Certificate of Limited Partnership of PLP dated June 12, 1986 (PLP Partnership Certificate)	Exhibit 3.3 to Registration Statement No. 33-5561
3.i.(h)	Amendment dated as of January 9, 1998 effected by IMC, as Administrative Managing General Partner, and FMRP, as Managing General Partner of PLP	Exhibit 3.8 to the Annual Report on Form 10-K for the Year Ended December 31, 1997*
3.i.(i)	Certificate of Amendment to the PLP Partnership Certificate dated as of January 12, 1989	Exhibit 3.6 to the Annual Report on Form 10-K for the Year Ended December 31, 1993*
3.i.(j)	Certificate of Amendment to the PLP Partnership Certificate dated as of December 29, 1989	Exhibit 19.1 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(k)	Certificate of Amendment to the PLP Partnership Certificate dated as of April 12, 1990	Exhibit 19.4 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1990*
3.i.(l)	Certificate of Amendment to the PLP Partnership Certificate dated as of January 9, 1998	Exhibit 3.12 to the Annual Report on Form 10-K for the Year Ended December 31, 1998*
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

Exhibit 4.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1991*
3.i.(o)	Service Agreement dated as of January 1, 1992 between PLP and Mellon pursuant to which Mellon serves as Depositary under the Deposit Agreement and Custodian under the Custodial Agreement	Exhibit 4.6 to the Annual Report on Form 10-K for the Year Ended December 31, 1991*
3.i.(p)	Amendment to the Deposit Agreement dated as of November 18, 1992 between PLP and Mellon	Exhibit 4.4 to the Annual Report on Form 10-K for the Year Ended December 31, 1992*
3.i.(q)	Form of Depositary Receipt	Exhibit 4.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1992*
4.ii.(a)	Form of Senior Indenture (Senior Indenture) from PLP to Chemical Bank, as Trustee.	Exhibit 4.1 to the Current Report on Form 8-K dated February 13, 1996*
4.ii.(b)

Form of Supplemental Indenture dated February 14, 1996 from PLP to Chemical Bank, as Trustee, to the Senior Indenture providing for the issuance of $150,000,000 aggregate principal amount of 7% Senior Debentures due 2008

Exhibit 4.1 to the Current Report on Form 8-K dated February 16, 1996*
4.ii.(c)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*
4.ii.(d)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*
4.ii.(e)

Supplemental Indenture dated as of May 31, 2001 among FMRP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(f)

Supplemental Indenture dated as of August 2, 2001 between IMC Global Netherlands B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(g)

Supplemental Indenture dated as of November 6, 2001 between IMC Phosphtates MP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(h)

Supplemental Indenture dated as of January 1, 2002 between IMC Potash Colonsay ULC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(h) to the Annual Report on Form 10-K of IMC Global Inc. for the Year Ended December 31, 2001**
4.ii.(i)

Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(a) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001**
4.ii.(j)

Amendment No. 1 dated as of November 1, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(a) to the Current Report on Form 8-K of IMC Global Inc. for November 1, 2001**
4.ii.(k)

Amendment No. 2 dated as of November 28, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase, as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for November 1, 2001**
4.ii.(l)

Amendment No. 3 dated as of December 5, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase, as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for November 1, 2001**
10.ii.(a)

Amended and Restated Partnership Agreement dated as of May 26, 1995 among IMC Agrico GP Company, Agrico, Limited Partnership and IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.) (Amended and Restated Partnership Agreement)

Exhibit 10.3 to the Annual Report on Form 10-K for the Year Ended December 31, 1995*
10.ii.(b)

Amendment and Agreement dated as of January 23, 1996 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.1 to the Current Report on Form 8-K dated February 13, 1996*
10.ii.(c)

Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company

Exhibit 10.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1998*
10.ii.(d)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company

Exhibit 10.i.(a) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.ii.(e)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations Inc.; and IMC Phosphates Company

Exhibit 10.i.(b) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.ii.(f)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc.; IMC Global Operations, Inc.; and IMC Phosphates Company

Exhibit 10.i.(c) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.ii.(g)	Amended and Restated Parent Agreement dated as of May 26, 1995 among IMC Global Operations Inc.; PLP; FTX; and IMC Phosphates Company	Exhibit 10.5 to the Annual Report on Form 10-K for the Year Ended December 31, 1995*
10.ii.(h)	Promissory Demand Note between PLP, as borrower, and IMC, as lender, dated December 22, 1997 in the principal sum of $200,000,000	Exhibit 10.9 to the Annual Report on Form 10-K for the Year Ended December 31, 1997*
10.ii.(i)	Promissory Demand Note between PLP, as borrower, and IMC, as lender, dated December 22, 1997 in the principal sum of $150,000,000	Exhibit 10.10 to the Annual Report on Form 10-K for the Year Ended December 31, 1997*
21	Subsidiaries of the Registrant		X
23	Consent of Ernst & Young LLP, Independent Auditors		X
24	Powers of Attorney pursuant to which this report has been signed on behalf of certain directors of IMC Global Inc.		X

*SEC File No. 1-9164
**SEC File No. 1-9759