Form 10-Q
period 2002-03-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2002-05-14
CIK 793421

******************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in PLP's Annual Report on Form 10-K for the year ended December 31, 2001, are unaudited but include all adjustments which the management of IMC Global Inc. (IMC), the administrative managing general partner of PLP, considers necessary for fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF OPERATIONS
(In millions, except per unit amounts)
(Unaudited)

	Three months ended March 31
	2002	2001
Equity in earnings (loss) of IMC Phosphates Company	$ 4.1	$ (0.8)
Selling, general and administrative expenses	2.4	2.8
Interest expense	7.5	9.1
Loss	$ (5.8)	$ (12.7)
Loss per unit	$ (0.06)	$ (0.12)
Average units outstanding	103.5	103.5
Distributions declared per publicly held unit	$ -	$ -

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED BALANCE SHEET
(In millions)

	(Unaudited) March 31, 2002	December 31, 2001
Assets
Current assets - Due from IMC Phosphates Company	$ 54.9	$ 54.9
Investment in IMC Phosphates Company	267.9	258.8
Other assets	0.9	0.9
Total assets	$ 323.7	$ 314.6

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 3.2	$ 5.5
Due to IMC Global Inc.	19.3	17.2
Total current liabilities	22.5	22.7

Long-term debt (including $363.6 million and $352.7 million due to IMC Global Inc. as of March 31, 2002 and December 31, 2001, respectively)	519.3	508.4
Other noncurrent liabilities	113.5	114.3
Partners' deficit	(331.6)	(330.8)

Total liabilities and partners' deficit	$ 323.7	$ 314.6

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2002	2001
Cash Flows from Operating Activities
Loss	$ (5.8)	$ (12.7)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in (earnings) loss of IMC Phosphates Company	(4.1)	0.8
Other charges and credits, net	(0.8)	(0.8)
Changes in:
Accounts payable and accrued liabilities	(2.3)	(2.3)
Due to IMC Global Inc.	2.1	2.3
Net cash used in operating activities	(10.9)	(12.7)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	10.9	12.9
Payments of long-term debt, net	-	(0.2)
Net cash provided by financing activities	10.9	12.7

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$ -	$ -

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, PLP adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 will not have a material impact on PLP's financial statements.

2.   COMPREHENSIVE LOSS

	Three months ended March 31
	2002	2001
Comprehensive loss:
Loss	$ (5.8)	$ (12.7)
Net unrealized gain on derivative instruments	5.0	-
Total comprehensive loss for the period	$ (0.8)	$ (12.7)

3.   SULPHUR JOINT VENTURE

In April 2002, IMC announced that IMC Phosphates Company, a subsidiary of IMC, would join with Savage Industries Inc. (Savage) in a 50-50 sulphur services joint venture, Gulf Sulphur Services Ltd., LLP (Gulf Services). It is anticipated to be financed through equity contributions from IMC and Savage as well as a non-recourse bank loan. IMC and Savage, through Gulf Services, reached a definitive agreement to acquire sulphur transportation, marketing and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS). These assets include: (i) terminals in Galveston, Texas and Tampa, Florida; (ii) leases for two other Florida terminals; (iii) a long-term contract for a sulphur marine vessel for cross-Gulf sulphur transportation with a capacity of approximately 1.6 million long tons per year; and (iv) a number of long-term transportation service contracts. IMC also announced that it had reached a concurrent agreement with FMS and McMoRan Exploration Co. to settle outstanding legal disputes conditioned upon the closing of the acquisition. Gulf Services will pay cash of $58.0 million at the closing of the concurrent transactions, which is predominantly for the acquisition of the Freeport sulphur assets. The transaction is subject to certain conditions, including financing arrangements. Closing is anticipated by the end of May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2002 vs. three months ended March 31, 2001

PLP

Phosphate Resource Partners Limited Partnership (PLP), through its joint venture interest in IMC Phosphates Company (IMC Phosphates), is one of the world's largest and lowest cost producers, marketers and distributors of phosphate crop nutrients and animal feed ingredients, with operations in central Florida and on the Mississippi River in Louisiana. IMC Phosphates is 41.5 percent owned by PLP and 58.5 percent owned by IMC Global Inc. (IMC). Any dollar amounts of IMC Phosphates included in the discussion throughout this Form 10-Q are shown in total for the joint venture, unless otherwise noted.

PLP incurred a loss of $5.8 million, or $0.06 per unit, in the first quarter of 2002. This compares to a loss of $10.5 million, or $0.10 per unit, in the first quarter of 2001 excluding PLP's share of IMC Phosphates' special charges of $2.2 million, or $0.02 per unit related to the write-off of certain deferred costs and expenses associated with an organizational realignment. Including special charges, PLP's loss in the first quarter of 2001 was $12.7 million, or $0.12 per unit.

The reduced loss in 2002 primarily resulted from: (i) an increase in equity in earnings of IMC Phosphates which mainly occurred because of a decrease in raw material costs and reduced idle plant costs partially offset by lower sales prices; and (ii) reduced interest expense from lower variable interest rates.

IMC Phosphates Company

For information related to IMC Phosphates' results of operations, see Part II, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of IMC Phosphates' Form 10-Q included in Part II, Item 5, "Other Information," of this Form 10-Q.

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

Net cash used in operating activities totaled $10.9 million for the first three months of 2002 versus $12.7 million for the same period in 2001.

Net cash provided by financing activities for the three month period ending March 31, 2002 was $10.9 million compared to $12.7 million for the same period in 2001. Cash provided by financial activities in both periods was the result of additional borrowings from IMC used to fund operating activities.

______________________________________________

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less in order to reduce the effects of changing natural gas prices, but not for trading purposes. As of March 31, 2002, none of PLP's exposure to these market risk factors was significant nor had it materially changed from December 31, 2001.

Part II. OTHER INFORMATION

Item 5.   Other Information.

******************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes      . No  Ö    .

******************************************

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Phosphates Company (IMC Phosphates) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in IMC Phosphates' Annual Report on Form 10-K for the year ended December 31, 2001, are unaudited but include all adjustments which the management of IMC Phosphates MP Inc., the managing general partner of IMC Phosphates, considers necessary for fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31
	2002	2001
Net sales	$295.4	$299.3
Cost of goods sold	276.2	288.9
Gross margins	19.2	10.4

Selling, general and administrative expenses	10.8	10.8
Restructuring charges	-	2.8
Operating earnings (loss)	8.4	(3.2)

Interest expense	4.2	3.2
Other expense, net	1.1	2.5

Earnings (loss)	$ 3.1	$ (8.9)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 3.2	$ 0.9
Receivables, net	119.4	138.9
Inventories, net	199.1	178.2
Other current assets	10.2	4.6
Total current assets	331.9	322.6

Property, plant and equipment, net	1,382.7	1,377.0
Due from Partner, net	11.1	11.1
Other assets	44.4	44.9
Total assets	$ 1,770.1	$ 1,755.6

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 86.3	$ 101.0
Accrued liabilities	72.0	84.9
Due to Partners, net	171.2	151.2
Current maturities of long-term debt (including $9.5 due to IMC Global Inc. as of March 31, 2002 and December 31, 2001)	13.0	13.2
Total current liabilities	342.5	350.3

Long-term debt, less current maturities (including $249.7 and $244.5 due to IMC Global Inc. as of March 31, 2002 and December 31, 2001, respectively)	285.1	280.7
Due to Partners, net	120.5	116.1
Other noncurrent liabilities	117.3	118.8
Partners' capital	904.7	889.7
Total liabilities and partners' capital	$ 1,770.1	$ 1,755.6

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2002	2001
Cash Flows from Operating Activities
Earnings (loss)	$ 3.1	$ (8.9)
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	22.5	21.7
Other charges and credits, net	2.6	(10.8)
Changes in:
Receivables, net	19.5	(4.8)
Inventories, net	(20.9)	(31.5)
Other current assets	(1.0)	(9.6)
Accounts payable and accrued liabilities	(20.3)	(35.8)
Due to Partners, net	20.0	(3.7)
Net cash provided by (used in) operating activities	25.5	(83.4)
Cash Flows from Investing Activities
Capital expenditures	(28.2)	(22.4)
Other	0.1	-
Net cash used by investing activities	(28.1)	(22.4)
Cash Flows from Financing Activities
Proceeds from IMC Promissory Notes, net	5.1	72.6
Proceeds from IMC Receivables Corporation	-	29.3
Proceeds from long-term debt	0.8	0.8
Payments of long-term debt	(1.0)	(0.9)
Net cash provided by financing activities	4.9	101.8

Net change in cash and cash equivalents	2.3	(4.0)
Cash and cash equivalents-beginning of year	0.9	7.0
Cash and cash equivalents-end of period	$ 3.2	$ 3.0

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RESTRUCTURING CHARGES

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

Activity related to accruals for restructuring activity during the period January 1, 2002 to March 31, 2002 was as follows:

	Accrual as of January 1, 2002	Cash Paid	Accrual as of March 31, 2002
Non-employee exit costs:
Demolition and closure costs	$ 31.7	$ (1.2)	$ 30.5
Other	1.2	(0.2)	1.0
Employee headcount reductions:
Severance benefits	1.5	-	1.5
Total	$ 34.4	$ (1.4)	$ 33.0

The timing and costs of the restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates' 2001 Annual Report on Form 10-K.

2.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 will not have a material impact on IMC Phosphates' financial statements.

3.   INVENTORIES

	March 31, 2002	December 31, 2001
Products (principally finished)	$ 157.6	$ 137.6
Operating materials and supplies	43.6	42.8
	201.2	180.4
Less: Allowances	2.1	2.2
Inventories, net	$ 199.1	$ 178.2

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended March 31
	2002	2001
Comprehensive income (loss):
Earnings (loss)	$ 3.1	$ (8.9)
Net unrealized gain on derivative instruments	11.9	-
Total comprehensive income (loss) for the period	$ 15.0	$ (8.9)

5.   SULPHUR JOINT VENTURE

In April 2002, IMC announced that IMC Phosphates, a subsidiary of IMC, would join with Savage Industries Inc. (Savage) in a 50-50 sulphur services joint venture, Gulf Sulphur Services Ltd., LLP (Gulf Services). It is anticipated to be financed through equity contributions from IMC and Savage as well as a non-recourse bank loan. IMC and Savage, through Gulf Services, reached a definitive agreement to acquire sulphur transportation, marketing and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS). These assets include: (i) terminals in Galveston, Texas and Tampa, Florida; (ii) leases for two other Florida terminals; (iii) a long-term contract for a sulphur marine vessel for cross-Gulf sulphur transportation with a capacity of approximately 1.6 million long tons per year; and (iv) a number of long-term transportation service contracts. IMC also announced that it had reached a concurrent agreement with FMS and McMoRan Exploration Co. to settle outstanding legal disputes conditioned upon the closing of the acquisition. Gulf Services will pay cash of $58.0 million at the closing of the concurrent transactions, which is predominantly for the acquisition of the Freeport sulphur assets. The transaction is subject to certain conditions, including financing arrangements. Closing is anticipated by the end of May 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2002 vs. three months ended March 31, 2001

IMC Phosphates Company's (IMC Phosphates) net sales for the first quarter of 2002 declined one percent to $295.4 million compared to $299.3 million for the same period last year largely as a result of lower concentrated phosphate sales prices and lower feed sales volumes and prices, partially offset by higher concentrated phosphate sales volumes. Average diammonium phosphate (DAP) prices decreased four percent to $134 per short ton in the first quarter of 2002 from $139 per short ton in the first quarter of 2001. Unfavorable feed ingredients sales prices and volumes unfavorably impacted net sales by $6.3 million. Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $11.6 million.

Gross margins increased to $19.2 million for the first quarter of 2002 compared to $12.8 million, excluding special charges of $2.4 million related to a write-off of certain deferred costs, for the first quarter of last year. This increase was mainly the result of lower ammonia and sulphur costs and reduced idle plant costs, partially offset by the impact of unfavorable phosphate rock operations, lower sales prices and reduced feed volumes.

For a discussion of restructuring charges, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Interest expense increased by $1.0 million or 31 percent primarily as a result of increased borrowings from IMC.

Capital Resources and Liquidity

Other expense, net decreased $1.4 million or 56 percent as a result of the absence of fees related to an accounts receivable securitization.

Historically, IMC Phosphates has satisfied its borrowing needs through IMC Global Inc. (IMC). IMC's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures, expansion efforts and strategic acquisitions in the future, if any, will depend on IMC's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond IMC's control. IMC believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet IMC's operating expenses and capital expenditures and service its debt requirements and other contractual obligations as they become due.

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

Net cash provided by operating activities totaled $25.5 million for the first three months of 2002 versus net cash used in operating activities of $83.4 million for the same period in 2001. The fluctuation of $108.9 million primarily resulted from improved working capital because of stronger operating results.

Net cash used in investing activities for the first three months of 2002 of $28.1 million increased $5.7 million from $22.4 million for the first three months of 2001. Capital expenditures for the first three months of 2002 increased $5.8 million to $28.2 million from $22.4 million in the prior year period. IMC Phosphates estimates that its capital expenditures for 2002 will approximate $100.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the three-month period ending March 31, 2002 was $4.9 million compared to $101.8 million for the same period in 2001. The decrease resulted from reduced borrowings from IMC and the absence of an accounts receivable securitization.

______________________________________

1All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphates; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates' Securities and Exchange Commission reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts with maturities of typically one year or less to reduce the risk related to significant price changes in natural gas, but not for trading purposes. As of March 31, 2002, none of IMC Phosphates' exposure to the risk factors discussed above was significant nor had it materially changed from December 31, 2001.

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

/s/ J. Reid Porter
J. Reid Porter Vice President of IMC Phosphates MP Inc. (on behalf of the Registrant and as principal financial officer)

Date: May 14, 2002

*************************************************************************************************

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
/s/ Robert M. Qualls
Robert M. Qualls Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date: May 14, 2002