Form 10-Q
period 2002-06-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2002-08-14
CIK 793421

******************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
CONDENSED STATEMENT OF OPERATIONS
(In millions, except per unit amounts)
(Unaudited)

Three months ended June 30	Six months ended June 30
	2002	2001	2002	2001
Equity in earnings (loss) of IMC Phosphates Company	$ 2.1	$ (4.7)	$ 6.2	$ (5.5)
Selling, general and administrative expenses	2.6	2.7	5.0	5.5
Interest expense	7.8	8.7	15.3	17.8
Loss	$ (8.3)	$ (16.1)	$ (14.1)	$ (28.8)
Loss per unit	$ (0.08)	$ (0.16)	$ (0.14)	$ (0.28)
Distributions declared per publicly held unit	$ -	$ -	$ -	$ -

Average units outstanding	103.5	103.5	103.5	103.5

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED BALANCE SHEET
(In millions)

	(Unaudited) June 30, 2002	December 31, 2001
Assets
Current assets - Due from IMC Phosphates Company	$ 54.9	$ 54.9
Investment in IMC Phosphates Company	269.5	258.8
Other assets	0.8	0.9

Total assets	$ 325.2	$ 314.6

Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 6.8	$ 5.5
Due to IMC Global Inc.	21.9	17.2
Total current liabilities	28.7	22.7

Long-term debt (including $369.0 million and $352.7 million due to IMC Global Inc. as of June 30, 2002 and December 31, 2001, respectively)	524.7	508.4
Other noncurrent liabilities	112.2	114.3
Partners' deficit	(340.4)	(330.8)

Total liabilities and partners' deficit	$ 325.2	$ 314.6

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30
	2002	2001
Cash Flows from Operating Activities
Loss	$ (14.1)	$ (28.8)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in (earnings) loss of IMC Phosphates Company	(6.2)	5.5
Other charges and credits, net	(2.0)	(1.2)
Changes in:
Accounts payable and accrued liabilities	1.3	-
Due to IMC Global Inc.	4.7	4.9
Net cash used in operating activities	(16.3)	(19.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	16.3	19.8
Payments of long-term debt	-	(0.2)
Net cash provided by financing activities	16.3	19.6

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$ -	$ -

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, PLP adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 had no material impact on PLP's financial statements.

2.   COMPREHENSIVE LOSS

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Comprehensive loss:
Loss	$ (8.3)	$ (16.1)	$ (14.1)	$ (28.8)
Net unrealized gain (loss) on derivative instruments	(0.5)	(5.7)	4.5	(6.1)
Total comprehensive loss for the period	$ (8.8)	$ (21.8)	$ (9.6)	$ (34.9)

3.   SULPHUR JOINT VENTURE

In June 2002, IMC Phosphates Company (IMC Phosphates), a joint venture in which PLP has a 41.5 percent interest, completed the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) through Gulf Sulphur Services Ltd., LLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. (Savage). The joint venture financed the acquisition through $10.0 million equity contributions from both IMC Phosphates and Savage as well as a $34.0 million bank loan to Gulf Services that is non-recourse to IMC Phosphates and Savage. IMC Phosphates funded its equity contribution through borrowings from IMC. Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers. IMC Phosphates, PLP and IMC also reached a concurrent agreement with FMS and McMoRan Exploration Co. with respect to certain other transactions, including settlement of outstanding legal disputes. At the closing, FMS received cash of $58.0 million, predominantly for the acquisition of the Freeport sulphur assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

PLP

Three months ended June 30, 2002 vs. three months ended June 30, 2001

PLP incurred a loss of $8.3 million, or $0.08 per unit, in the second quarter of 2002. This compares to a loss of $16.1 million, or $0.16 per unit, in the second quarter of 2001. The reduced loss in 2002 primarily resulted from: (i) an increase in equity in earnings of IMC Phosphates as a result of higher phosphates prices, reduced idle plant costs and favorable raw material costs, partially offset by increased phosphate production costs; and (ii) reduced interest expense from lower variable interest rates.

Six months ended June 30, 2002 vs. six months ended June 30, 2001

PLP incurred a loss of $14.1 million, or $0.14 per unit in the first six months of 2002. This compares to a loss of $26.6 million, or $0.26 per unit, in the first six months of 2001, excluding PLP's share of IMC Phosphates' special charges of $2.2 million, or $0.02 per unit, related to the write-off of certain deferred costs and expenses associated with an organizational realignment. Including special charges, PLP's loss in the first six months of 2001 was $28.8 million, or $0.28 per unit. The reduced loss in 2002 resulted from: (i) an increase in the equity in earnings of IMC Phosphates due to higher phosphate volumes, reduced idle plant costs and favorable raw material costs, partially offset by increased phosphate production costs; and (ii) reduced interest expense from lower variable interest rates.

IMC Phosphates Company

For information related to IMC Phosphates, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of IMC Phosphates' Form 10-Q included in Part II, Item 5, "Other Information," of this Form 10-Q.

_______________________________________

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

IMC Phosphates incurs certain non-current liabilities, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of June 30, 2002, IMC Phosphates had $88.6 million in surety bonds outstanding which mature over the course of 2002, and met the financial strength test for all additional such liabilities. There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds at the same terms and conditions. IMC Phosphates anticipates that the renewal or obtaining of new surety bonds may require IMC Phosphates to post collateral for a portion of the insured amount. Such collateral may include letters of credit or cash. IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

Net cash used in operating activities totaled $16.3 million for the first six months of 2002 versus $19.6 million for the same period in 2001.

Net cash provided by financing activities for the six month period ending June 30, 2002 was $16.3 million compared to $19.6 million for the same period in 2001. Cash provided by financial activities in both periods was the result of additional borrowings from IMC used to fund operating activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts in order to reduce the effects of changing natural gas prices, but not for trading purposes. As of June 30, 2002, none of PLP's exposure to these market risk factors had materially changed from December 31, 2001.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.1

On June 13, 2002, Conoco Inc. filed a contractual claim against Agrico Chemical Company (a subsidiary of PLP), PLP, IMC, and IMC Global Operations Inc. and other unrelated defendants (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Alleging breach of contract for indemnification, the claim seeks a declaratory judgment of liability as well as unspecified reimbursement for costs expended by Conoco Inc. to investigate and remediate alleged contamination at a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site). Conoco Inc. (or a corporate predecessor or affiliate) owned and operated the Ashepoo Site for approximately 60 years to produce fertilizer and fertilizer-related materials before selling the Ashepoo Site to Agrico Chemical Company, then a subsidiary of The Williams Companies, in 1972. Agrico Chemical Company operated the production facility until 1975 and sold the facility in 1978. At this time management cannot determine the magnitude of exposure to PLP; however, PLP believes that it has substantial defenses to this claim and intends vigorously to contest this action and to seek any indemnification or other counterremedies to which it may be entitled.

Item 5. Other Information.

******************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net sales	$ 336.6	$ 273.2	$ 632.0	$ 572.5
Cost of goods sold	321.9	272.6	598.1	561.5
Gross margins	14.7	0.6	33.9	11.0

Selling, general and administrative expenses	11.5	10.6	22.3	21.4
Restructuring charges	-	-	-	2.8
Operating earnings (loss)	3.2	(10.0)	11.6	(13.2)

Interest expense	4.7	5.0	8.9	8.3
Other expense, net	0.7	3.2	1.8	5.6

Earnings (loss)	$ (2.2)	$ (18.2)	$ 0.9	$ (27.1)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 0.8	$ 0.9
Receivables, net	116.1	138.9
Inventories, net	194.9	178.2
Other current assets	8.4	4.6
Total current assets	320.2	322.6

Property, plant and equipment, net	1,382.7	1,377.0
Due from Partner, net	11.1	11.1
Other assets	56.6	44.9
Total assets	$ 1,770.6	$ 1,755.6

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 139.0	$ 101.0
Accrued liabilities	69.1	84.9
Due to Partners, net	117.4	151.2
Current maturities of long-term debt (including $9.5 due to IMC Global Inc. as of June 30, 2002 and December 31, 2001)	12.7	13.2
Total current liabilities	338.2	350.3

Long-term debt, less current maturities (including $258.1 and $244.5 due to IMC Global Inc. as of June 30, 2002 and December 31, 2001, respectively)	292.7	280.7
Due to Partners, net	122.7	116.1
Other noncurrent liabilities	115.5	118.8
Partners' capital	901.5	889.7
Total liabilities and partners' capital	$ 1,770.6	$ 1,755.6

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30
	2002	2001
Cash Flows from Operating Activities
Earnings (loss)	$ 0.9	$ (27.1)
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	45.4	42.7
Other charges and credits, net	-	(18.6)
Changes in:
Receivables, net	22.8	(77.4)
Inventories, net	(16.7)	(42.9)
Other current assets	(3.8)	(15.0)
Accounts payable and accrued liabilities	32.9	(44.8)
Due to Partners, net	(33.8)	(3.2)
Net cash provided by (used in) operating activities	47.7	(186.3)

Cash Flows from Investing Activities
Capital expenditures	(51.0)	(42.0)
Investment in joint venture	(10.0)	-
Other	0.1	1.0
Net cash used in investing activities	(60.9)	(41.0)

Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	18.3	225.8
Proceeds from long-term debt	1.5	-
Payments of long-term debt	(6.7)	(5.2)
Net cash provided by financing activities	13.1	220.6

Net change in cash and cash equivalents	(0.1)	(6.7)
Cash and cash equivalents-beginning of period	0.9	7.0
Cash and cash equivalents-end of period	$ 0.8	$ 0.3

  (See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RESTRUCTURING CHARGES

In the first quarter of 2001, IMC Global Inc. (IMC), which has a direct and indirect 78.9 percent interest in IMC Phosphates, announced a new organizational structure (Reorganization Plan) designed to fully maximize its global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, IMC Phosphates recorded a restructuring charge of $2.8 million in the first quarter of 2001.

Activity related to accruals for restructuring activity during the period January 1, 2002 to June 30, 2002 was as follows:
	Accrual as of January 1, 2002	Cash Paid	Accrual as of June 30, 2002
Non-employee exit costs:
Demolition and closure costs	$ 31.7	$ (2.8)	$ 28.9
Other	1.2	(0.4)	0.8
Employee headcount reductions:
Severance benefits	1.5	-	1.5
Total	$ 34.4	$ (3.2)	$ 31.2

The timing and costs of the restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates' 2001 Annual Report on Form 10-K.

2.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 had no material impact on IMC Phosphates' financial statements.

3.   INVENTORIES

	June 30, 2002	December 31, 2001
Products (principally finished)	$ 154.5	$ 140.1
Operating materials and supplies	44.7	42.8
	199.2	182.9
Less: Allowances	4.3	4.7
Inventories, net	$ 194.9	$ 178.2

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:
	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Comprehensive income (loss):
Earnings (loss)	$ (2.2)	$ (18.2)	$ 0.9	$ (27.1)
Net unrealized gain (loss) on derivative instruments	(1.1)	(13.7)	10.8	(14.7)
Total comprehensive income (loss) for the period	$ (3.3)	$ (31.9)	$ 11.7	$ (41.8)

5.   SULPHUR JOINT VENTURE

In June 2002, IMC Phosphates completed the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) through Gulf Sulphur Services Ltd., LLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. (Savage). The joint venture financed the acquisition through $10.0 million equity contributions from both IMC Phosphates and Savage as well as a $34.0 million bank loan to Gulf Services that is non-recourse to IMC Phosphates and Savage. IMC Phosphates funded its equity contribution through borrowings from IMC. Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers. IMC Phosphates, Phosphate Resource Partners Limited Partnership and IMC also reached a concurrent agreement with FMS and McMoRan Exploration Co. with respect to certain other transactions, including settlement of outstanding legal disputes. At the closing, FMS received cash of $58.0 million, predominantly for the acquisition of the Freeport sulphur assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended June 30, 2002 vs. three months ended June 30, 2001

IMC Phosphates net sales for the second quarter of 2002 increased 23 percent to $336.6 million compared to $273.2 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices. Higher shipments of concentrated phosphates, primarily diammonium phosphate (DAP), favorably impacted net sales by $35.4 million. In addition, $5.9 million of the net sales increase was primarily due to average DAP prices increasing two percent to $135 per short ton in the second quarter of 2002 from $132 per short ton in the second quarter of 2001.

Gross margins increased to $14.7 million for the second quarter of 2002 compared to $0.6 million for the second quarter of last year. This increase was mainly the result of lower idle plant costs, lower raw material prices and higher concentrated phosphate sales prices, partially offset by higher phosphate operating costs and increased environmental reserves.

Other expense, net decreased $2.5 million or 78 percent predominantly as a result of the absence of a prior year loss from natural gas forward purchase contracts.

Six months ended June 30, 2002 vs. six months ended June 30, 2001

IMC Phosphates' net sales for the first six months of 2002 increased ten percent to $632.0 million compared to $572.5 million for the same period last year primarily as a result of higher concentrated phosphate sales volumes. Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $47.4 million. Average DAP prices were the same in the current period compared to the prior year period.

Gross margins increased to $33.9 million for the first six months of 2002 compared to $13.4 million, excluding special charges of $2.4 million related to a write-off of certain deferred costs, for the first six months of last year. This increase was mainly the result of lower idle plant costs and lower raw material prices, partially offset by higher phosphate operating costs and increased environmental reserves.

_______________________________________________

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

Other expense, net decreased $3.8 million or 68 percent as a result of the absence of fees related to an accounts receivable securitization entered into by IMC in the third quarter of 2000 and the absence of a prior year loss from natural gas forward purchase contracts.

Capital Resources and Liquidity

Historically, IMC Phosphates has satisfied its borrowing needs through IMC. In June 2002, IMC Phosphates updated its two variable rate Promissory Notes (previously in the principal amounts of up to $200.0 million and $65.0 million) payable to IMC to: (i) increase the maximum revolving borrowings available to IMC Phosphates from IMC under the $200.0 million note to $300.0 million; and (ii) reflect changes, in the definition of the applicable margin over LIBOR that serves as the basis for the interest rate under these notes, that resulted from changes in IMC's credit facilities entered into in May 2001.

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

IMC Phosphates incurs certain non-current liabilities, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of June 30, 2002, IMC Phosphates had $88.6 million in surety bonds outstanding which mature over the course of 2002, and met the financial strength test for additional such liabilities. There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds at the same terms and conditions. IMC Phosphates anticipates that the renewal or obtaining of new surety bonds may require IMC Phosphates to post collateral for a portion of the insured amount. Such collateral may include letters of credit or cash. IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

Most of IMC Phosphates' export sales of phosphate crop nutrients are marketed through a North American export associations, Phosphate Chemicals Export Association, Inc. (PhosChem), which funds its operations in part through third-party financing facilities. During the second quarter of 2002, PhosChem entered into a new $65.0 million receivable purchase facility with a bank that replaced prior funding facilities. This facility supports PhosChem's funding of its purchases of crop nutrients from IMC Phosphates and other PhosChem members.

Net cash provided by operating activities totaled $47.7 million for the first six months of 2002 versus net cash used in operating activities of $186.3 million for the same period in 2001. The fluctuation of $234.0 million primarily resulted from improved working capital, stronger operating results and the absence of the termination of the accounts receivable securitization in 2001.

Net cash used in investing activities for the first six months of 2002 of $60.9 million increased $19.9 million from $41.0 million for the first six months of 2001. This increase was primarily the result of the $10.0 million investment in Gulf Sulphur Services Ltd., LLP (see Note 5 of Notes to Condensed Consolidated Financial Statements) and higher capital spending. Capital expenditures for the first six months of 2002 increased $9.0 million to $51.0 million from $42.0 million in the prior year period. IMC Phosphates estimates that its capital expenditures for 2002 will approximate $100.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the six-month period ending June 30, 2002 was $13.1 million compared to $220.6 million for the same period in 2001. The decrease resulted from improved operations which reduced the amount of funding that was necessary from IMC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes. As of June 30, 2002, none of IMC Phosphates' exposure to the risk factors discussed above had materially changed from December 31, 2001.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.
Reference is made to the Exhibit Index on page E-1 hereof.

(b)	Reports on Form 8-K.
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

Date: August 14, 2002

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.

Amendment No. 4 dated as of April 3, 2002 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto JP Morgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii. to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2002 (SEC File No. 9759)
10.ii.a.	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC , as lender, dated May 17, 2001 in the principal sum of $300,000,000		X
10.ii.b.	Promissory Demand Note between IMC Phosphates Company, as borrower, and IMC, as lender, dated May 17, 2001 in the principal sum of $65,000,000		X
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.
Reference is made to the Exhibit Index on page E-1 hereof.

(b)	Reports on Form 8-K.
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

Date: August 14, 2002

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.

Amendment No. 4 dated as of April 3, 2002 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto JP Morgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii. to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2002 (SEC File No. 9759)
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

 E-1