Form 10-Q
period 2003-03-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2003-05-14
CIK 793421

******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying interim condensed financial statements of Phosphate Resource Partners Limited Partnership (PLP) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the financial statements contained in PLP's Annual Report on Form 10-K for the year ended December 31, 2002, are unaudited but include all adjustments which the management of IMC Global Inc. (IMC), the administrative managing general partner of PLP, considers necessary for fair presentation.  These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements.  Interim results are not necessarily indicative of the results expected for the full year.

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF OPERATIONS
(In millions, except per unit amounts)
(Unaudited)

	Three months ended March 31
	2003	2002
Equity in earnings (loss) of IMC Phosphates Company	$ (10.4)	$ 4.1
Selling, general and administrative expenses	2.6	2.4
Interest expense	7.5	7.5
Loss before cumulative effect of change in accounting principle	(20.5)	(5.8)
Cumulative effect of a change in accounting principle	(13.6)	-
Loss	$ (34.1)	$ (5.8)
Loss per unit:
Loss before cumulative effect of change in accounting principle	$ (0.20)	$ (0.06)
Cumulative effect of a change in accounting principle	(0.13)	-
Loss per unit	$ (0.33)	$ (0.06)
Distributions declared per publicly held unit	$ -	$ -
Average number of units outstanding	103.5	103.5

  (See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED BALANCE SHEET
(In millions)

	(Unaudited) March 31, 2003	December 31, 2002
Assets
Current assets - Due from IMC Phosphates Company	$ 59.0	$ 59.0
Investment in IMC Phosphates Company	253.2	277.9
Other assets	0.6	0.7
Total assets	$ 312.8	$ 337.6
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$ 3.2	$ 6.3
Due to IMC Global Inc.	31.3	28.5
Current maturity of long-term debt	5.7	-
Total current liabilities	40.2	34.8
Long-term debt, less current maturity (including $398.8 million and $387.6 million due to IMC Global Inc. as of March 31, 2003 and December 31, 2002, respectively)	548.8	543.3
Other noncurrent liabilities	108.2	109.1
Partners' deficit	(384.4)	(349.6)
Total liabilities and partners' deficit	$ 312.8	$ 337.6

 (See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
CONDENSED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2003	2002
Cash Flows from Operating Activities
Loss	$ (34.1)	$ (5.8)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in (earnings) loss of IMC Phosphates Company	10.4	(4.1)
Cumulative effect of a change in accounting principle	13.6	-
Other charges and credits, net	(0.8)	(0.8)
Changes in:
Accounts payable and accrued liabilities	(3.1)	(2.3)
Due to IMC Global Inc.	2.8	2.1
Net cash used in operating activities	(11.2)	(10.9)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	11.2	10.9
Net cash provided by financing activities	11.2	10.9
Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$ -	$ -

(See Notes to Condensed Financial Statements)

PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Accounting for Asset Retirement Obligations
On January 1, 2003 PLP adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred.  Application of the new rules by IMC Phosphates Company (IMC Phosphates) resulted in an increase in its net property, plant and equipment of $17.9 million, recognition by IMC Phosphates of an additional asset retirement obligation liability of $50.6 million, and a charge by IMC Phosphates for the cumulative effect of a change in accounting principle of $32.7 million in the first quarter of 2003.  Application by PLP of equity accounting for its share of IMC Phosphates' impact of adoption of SFAS No. 143 resulted in a decrease in PLP's Investment in IMC Phosphates and a charge for the cumulative effect of a change in accounting principle that increased PLP's loss and Partners' deficit by $13.6 million in the first quarter of 2003.  For further information, see Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, "Financial Statements," of IMC Phosphates' Form 10-Q included in Part II, Item 5, "Other Information," of this Form 10-Q.

2.   COMPREHENSIVE LOSS

	Three months ended March 31
	2003	2002
Comprehensive loss:
Loss	$ (34.1)	$ (5.8)
Net unrealized gain (loss) on derivative instruments	(0.7)	5.0
Total comprehensive loss for the period	$ (34.8)	$ (0.8)

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

PLP

Three months ended March 31, 2003 vs. three months ended March 31, 2002

PLP incurred a loss of $34.1 million, or $0.33 per unit, in the first quarter of 2003.  This compares to a loss of $5.8 million, or $0.06 per unit, in the first quarter of 2002.  First quarter of 2003 results included a charge of $13.6 million, or $0.13 per unit, for the cumulative effect of a change in accounting principle from the adoption of SFAS No. 143 on January 1, 2003.

The increased loss before cumulative effect of a change in accounting principle in 2003 primarily resulted from: (i) a decrease in equity in earnings of IMC Phosphates caused by significantly higher ammonia and sulphur raw material costs, partially offset by higher DAP prices; and (ii) higher phosphate concentrate plant operating costs and the idling of a rock mine in February and March to reduce inventories and reduce cash outflow.

IMC Phosphates Company
For information related to IMC Phosphates, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of IMC Phosphates' Form 10-Q included in Part II, Item 5, "Other Information," of this Form 10-Q.

_____________________________________
1All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In particular, forward-looking statements may include words such as "expect," "anticipate," "believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-Q.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where PLP, IMC Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of PLP and of IMC Phosphates; the willingness of IMC to continue to loan funds to PLP and IMC Phosphates; the impact of competitive products; pressure on prices realized by PLP and IMC Phosphates for their products; constraints on supplies of raw materials used in manufacturing certain of PLP's and IMC Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving PLP and IMC Phosphates; success in implementing PLP's and IMC Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in PLP's and IMC Phosphates' Securities and Exchange Commission reports.

Capital Resources and Liquidity

Historically, PLP has satisfied its borrowing needs through IMC.  PLP has borrowed $398.8 million from IMC.  PLP has two separate credit agreements with IMC (IMC Agreements).  One agreement is a demand note for up to $300.0 million and bears interest at a variable rate, based on LIBOR plus one percent, which was 2.438 percent as of March 31, 2003, while the other agreement is an 8.75 percent demand note for up to $150.0 million.  Interest under the IMC Agreements is payable quarterly.  PLP had borrowed $248.8 million and $150.0 million, respectively, as of March 31, 2003 under the IMC Agreements.  IMC has advised PLP that although it currently does not intend to demand payment on the IMC Agreements prior to April 1, 2004, IMC is considering entering into discussions with PLP contemplating a revision to the terms of the loans from IMC, including the interest rate, if warranted.  The IMC Agreements evidencing the obligations to IMC have been classified as long-term.

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

IMC's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and events of default.  Most of IMC various material debt instruments have cross-default provisions.  In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default.  Of IMC's material debt instruments, the senior credit facility entered into on May 17, 2001 (New Credit Facility) has the lowest specified threshold amount, $20.0 million.  IMC's access to funds is dependent upon its product prices, input costs and market conditions.  During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that IMC would be able to comply with applicable financial covenants or meet its liquidity needs. IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs.

There can be no assurance that IMC will be able to obtain any necessary waivers or amendments from the requisite lenders.  Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements.  Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt.  In addition, lenders may be able to terminate any commitments they had made to supply IMC with further funds (including periodic rollovers of existing borrowings).  IMC has been in compliance with all of its debt and other covenants during all periods presented.  No waivers have been necessary.

In addition to distributions from IMC Phosphates, PLP has historically relied on borrowings from IMC as a principal source of liquidity.  Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including PLP and IMC Phosphates, may borrow up to approximately $470.0 million.  The New Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $260.0 million.  Concurrent with the closing of the New Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes).  On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes.  On December 10, 2002, IMC issued an additional $117.5 million of the Ten Year Notes.

The New Credit Facility requires IMC to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility).  Certain of such tests were amended on February 21, 2003 (February Amendment).  The February Amendment also increased applicable interest rates from those in effect as of December 31, 2002 by 25.0 basis points and reduced the maximum permitted aggregate annual amount of capital expenditures, joint venture investments and certain cash acquisitions that IMC and its subsidiaries may make to $160.0 million for 2003 and $250.0 million thereafter; such amounts are above IMC's currently anticipated capital expenditure level, including planned capital expenditures of approximately $140.0 million for 2003.  In addition, the New Credit Facility contains certain covenants, including limitations on the payment of dividends, and events of default.

As of March 31, 2003, IMC had a total of $35.1 million drawn under the Revolving Credit Facility, outstanding letters of credit totaling $83.1 million, $2.6 million of which do not reduce availability under the Revolving Credit Facility, and $260.5 million outstanding under the Term Loan Facility.  The net available additional borrowings under the Revolving Credit Facility as of March 31, 2003, were approximately $94.4 million.

Most of IMC's sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA). On May 7, 2003 IMC USA entered into a new five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to $52.5 million, initially bearing interest at LIBOR plus 275 basis points, secured by its accounts receivable and inventory, with the maximum amount of borrowings determined by factors principally relating to the amount and nature of accounts receivable and inventory that secure it. The Potash Facility is available for general corporate purposes of IMC USA, including working capital requirements of IMC's Potash business unit. Initial borrowings under the Potash Facility in the amount of $47.6 million are being used to reduce borrowings under the Revolving Credit Facility and pay related fees. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc, a subsidiary of IMC which is the parent of IMC USA and each of IMC's subsidiaries that own and operate the mines of IMC's Potash business. Neither IMC nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. Availability of the Potash Facility reduces available borrowings under the Revolving Credit Facility by $25.0 million.

IMC Phosphates incurs non-current liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of March 31, 2003, IMC Phosphates had $81.0 million in surety bonds outstanding which mature over the course of 2003, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, IMC Phosphates, through IMC, has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

Net cash used in operating activities totaled $11.2 million for the first three months of 2003 versus $10.9 million for the same period in 2002.

Net cash provided by financing activities for the three month period ending March 31, 2003 was $11.2 million compared to $10.9 million for the same period in 2002.  Cash provided by financing activities in both periods was the result of additional borrowings from IMC used to fund operating activities.  PLP declared no distribution for the quarter ended March 31, 2003.  PLP anticipates that for the foreseeable future any available cash will be used to reduce outstanding debt with IMC.  As a result, no PLP cash distributions are planned in the foreseeable future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

PLP is exposed to the impact of interest rate changes on borrowings and, through its investment in IMC Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts in order to reduce the effects of changing natural gas prices, but not for trading purposes.  PLP conducted sensitivity analyses of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of March 31, 2003.  Holding all other variables constant, the hypothetical adverse changes would increase PLP's interest expense by $2.5 million for 2003.  As of March 31, 2003, none of PLP's exposure to the other market risk factors had materially changed from December 31, 2002.

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

Part II.  OTHER INFORMATION

Item 5.    Other Information.

******************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  Ö    .  No        .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         .  No  Ö    .

******************************************

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Phosphates Company (IMC Phosphates) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the financial statements contained in IMC Phosphates' Annual Report on Form 10-K for the year ended December 31, 2002, are unaudited but include all adjustments which the management of IMC Phosphates MP Inc., the managing general partner of IMC Phosphates, considers necessary for fair presentation.  These adjustments consist of normal recurring accruals, the adoption of new accounting pronouncements and the recording of restructuring charges.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.  Interim results are not necessarily indicative of the results expected for the full year.

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended March 31
	2003	2002
Net sales	$ 340.2	$ 295.4
Cost of goods sold	355.4	276.2
Gross margins	(15.2)	19.2
Selling, general and administrative expenses	11.0	10.8
Restructuring charges	2.4	-
Operating earnings (loss)	(28.6)	8.4
Interest expense	4.9	4.2
Other (income) expense, net	(1.4)	1.1
Earnings (loss) before cumulative effect of a change in accounting principle	(32.1)	3.1
Cumulative effect of a change in accounting principle	(32.7)	-
Earnings (loss)	$ (64.8)	$ 3.1

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

	(Unaudited) March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 1.3	$ 0.1
Receivables, net	111.1	100.8
Inventories, net	205.5	244.3
Other current assets	6.1	8.1
Total current assets	324.0	353.3
Property, plant and equipment, net	1,411.6	1,399.1
Due from Partner, net	9.7	9.7
Other assets	52.8	56.3
Total assets	$ 1,798.1	$ 1,818.4
Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$ 120.6	$ 119.7
Accrued liabilities	56.2	64.5
Due to Partners, net	161.1	158.3
Current maturities of long-term debt (including $7.1 and $9.5 due to IMC Global Inc. as of March 31, 2003 and December 31, 2002, respectively)	11.4	13.7
Total current liabilities	349.3	356.2
Long-term debt, less current maturities (including $294.1 and $269.8 due to IMC Global Inc. as of March 31, 2003 and December 31, 2002, respectively)	334.0	310.8
Due to Partners, net	124.8	126.5
Other noncurrent liabilities	148.8	117.3
Partners' capital	841.2	907.6
Total liabilities and partners' capital	$ 1,798.1	$ 1,818.4

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)
	Three months ended March 31
	2003	2002
Cash Flows from Operating Activities
Earnings (loss)	$ (64.8)	$ 3.1
Adjustments to reconcile earnings (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	32.7	-
Depreciation, depletion and amortization	22.9	22.5
Other charges and credits, net	(16.4)	3.4
Changes in:
Receivables, net	(10.3)	19.5
Inventories, net	38.8	(20.9)
Other current assets	0.1	(1.0)
Accounts payable and accrued liabilities	(7.4)	(20.3)
Due to Partners, net	2.8	20.0
Net cash provided by (used in) operating activities	(1.6)	26.3
Cash Flows from Investing Activities
Capital expenditures	(18.0)	(28.2)
Other	-	0.1
Net cash used in investing activities	(18.0)	(28.1)
Cash Flows from Financing Activities
Proceeds from IMC Global Inc. Promissory Notes, net	24.2	5.1
Payments of long-term debt	(3.4)	(1.0)
Net cash provided by financing activities	20.8	4.1
Net change in cash and cash equivalents	1.2	2.3
Cash and cash equivalents-beginning of period	0.1	0.9
Cash and cash equivalents-end of period	$ 1.3	$ 3.2

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions)
(Unaudited)

1.   RESTRUCTURING CHARGES

To meet current business challenges and as part of IMC Global Inc.'s (IMC) drive to be the industry's low-cost producer, IMC announced an organizational restructuring program (Program) in January 2003.  This Program eliminated approximately 50 positions in IMC Phosphates, all of which had left IMC Phosphates by March 31, 2003, and will focus on reducing additional costs through efficiency improvements.  IMC Phosphates incurred charges of $2.4 million during the first quarter of 2003 associated with severance and related costs for the Program.

Activity related to IMC Phosphates' restructuring accruals during the period January 1, 2003 to March 31, 2003, including the prior restructuring activities, was as follows:

	Accrual as of January 1, 2003	Non-cash Charges [a]	Restructuring Charges	Cash Paid	Accrual as of March 31, 2003
Non-employee exit costs:
Demolition and closure costs	$ 22.2	$ 0.5	$ -	$ (5.0)	$ 17.7
Employee headcount reductions:
Severance benefits	1.4	-	2.4	(0.2)	3.6
Total	$ 23.6	$ 0.5	$ 2.4	$ (5.2)	$ 21.3

aRepresents accretion of the recorded liability.

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates' 2002 Annual Report on Form 10-K.

2.   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On January 1, 2003 IMC Phosphates adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset.  Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset.  Upon adoption, IMC Phosphates had the following legal obligations: (i) as a condition to receive permits for the mining of phosphate rock reserves, IMC Phosphates must reclaim lands disturbed by mining; (ii) acidic water in the Phosphogypsum stack (Gyp Stack) ponds and pores must be treated to neutralize the acidity and then released into nearby waters of the state; and (iii) Gyp Stacks at IMC Phosphates Florida and Louisiana facilities must be closed at the end of their useful lives.   The estimated liability is based on the estimated cost to satisfy the above obligations and then discounted using a credit-adjusted risk-free rate.

The adoption of SFAS No. 143, resulted in an increase in net property, plant and equipment of $17.9 million, recognition of an additional asset retirement obligation liability of $50.6 million, and a cumulative effect of a change in accounting principle that increased the net loss and reduced Partners' capital by $32.7 million in the first quarter of 2003.

The following is a reconciliation of prior year earnings (loss) between the amounts previously reported by IMC Phosphates and the adjusted amounts that would have been reported if SFAS No. 143 had been applied in prior years.

	Three months ended March 31, 2002	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Earnings (loss)	$ 3.1	$ 16.0	$ (72.1)	$ 41.7
FAS 143 impact	0.1	0.2	(2.4)	(2.1)
Adjusted earnings (loss)	$ 3.2	$ 16.2	$ (74.5)	$ 39.6

A reconciliation of the Company's liability as of March 31, 2003 is as follows:

Three months ended March 31, 2003
Upon adoption at January 1, 2003	$ 145.5
Liability incurred	4.0
Liability settled	(6.3)
Accretion expense	1.6
Revisions to estimate	0.2
Ending balance	$ 145.0

If SFAS No. 143 had been applied in the prior years, the Company's liability would have been $145.5 million, $139.5 million, $134.3 million and $131.5 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

3.   INVENTORIES

	March 31, 2003	December 31, 2002
Products (principally finished)	$ 161.9	$ 200.8
Operating materials and supplies	46.2	46.0
	208.1	246.8
Less: Allowances	(2.6)	(2.5)
Inventories, net	$ 205.5	$ 244.3

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended March 31
	2003	2002
Comprehensive income (loss):
Earnings (loss)	$ (64.8)	$ 3.1
Net unrealized gain (loss) on derivative instruments	(1.8)	11.9
Foreign currency translation adjustment	0.2	-
Total comprehensive income (loss) for the period	$ (66.4)	$ 15.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2003 vs. three months ended March 31, 2002

IMC Phosphates' net sales for the first quarter of 2003 increased 15 percent to $340.2 million compared to $295.4 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices.  Higher shipments of concentrated phosphates, primarily diammonium phosphate (DAP), favorably impacted net sales by $17.0 million.  Average DAP prices increased seven percent to $143 per short ton in the first quarter of 2003 from $134 per short ton in the first quarter of 2002.

Gross margins decreased to a negative $15.2 million for the first quarter of 2003 compared to a positive $19.2 million for the first quarter of last year.  Margins were unfavorable as a result of higher raw material costs, specifically ammonia and sulphur, of $30.8 million, higher phosphate operating costs of $11.9 million and higher idle plant costs of $5.8 million, partially offset by higher phosphate sales prices of $15.9 million.  The higher idle plant costs resulted from the shutdown of the Fort Green rock mine to reduce inventory levels and cash outflow.

Approximately 30 percent of IMC Phosphates' Louisiana concentrated phosphate output continued to be idled to balance supply and current market demand, an operating rate projected to be maintained throughout 2003.

For a discussion of restructuring charges, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Interest expense for the first quarter of 2003 increased $0.7 million to $4.9 million from $4.2 million as a result of increased working capital borrowings from IMC.

Other expense, net changed $2.5 million from $1.1 million of expense in the first quarter of 2002 to $1.4 million of income in the first quarter of 2003 mainly because of a $1.9 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the first quarter of 2003.  Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

On January 1, 2003 IMC Phosphates adopted SFAS No. 143.    Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  In the first quarter, IMC Phosphates recorded a charge of $32.7 million representing the difference between IMC Phosphates recording its obligations pursuant to the new requirements and amounts previously recorded (see Note 2 of Notes to Condensed Consolidated Financial Statements).

________________________________________
1  All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In particular, forward-looking statements may include words such as "expect," "anticipate," "believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-Q.

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

Capital Resources and Liquidity

Historically, IMC Phosphates has satisfied its borrowing needs through IMC.  IMC Phosphates has three promissory notes (Promissory Notes) payable to IMC for borrowings up to $300.0 million, $65.0 million and $7.1 million.  The $300.0 million and $65.0 million demand notes have variable rates, based on LIBOR plus the applicable margin as defined in the new senior secured facilities entered into by IMC on May 17, 2001 (New Credit Facility), which was 5.438 percent as of March 31, 2003.  The $7.1 million note bears interest at a rate of 6.5 percent, with payments of principal due in quarterly installments through 2003.  IMC Phosphates had borrowed $229.1 million, $65.0 million and $7.1 million, respectively, as of March 31, 2003.  IMC is considering entering into discussions with IMC Phosphates contemplating a revision to the terms of the loans from IMC to IMC Phosphates, including the interest rate, if warranted.

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

IMC's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and events of default.  Most of IMC's various material debt instruments have cross-default provisions.  In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default.  Of IMC's material debt instruments, the New Credit Facility has the lowest specified threshold amount, $20.0 million.  IMC's access to funds is dependent upon its product prices, input costs and market conditions.  During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that IMC would be able to comply with applicable financial covenants or meet its liquidity needs. IMC cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable IMC to repay indebtedness or to fund other liquidity needs.

There can be no assurance that IMC will be able to obtain any necessary waivers or amendments from the requisite lenders.  Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements.  Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt.  In addition, lenders may be able to terminate any commitments they had made to supply IMC with further funds (including periodic rollovers of existing borrowings).  IMC has been in compliance with all of its debt and other covenants during all periods presented.  No waivers have been necessary.

IMC Phosphates has historically relied on borrowings from IMC as a principal source of liquidity.  Pursuant to the New Credit Facility, IMC and certain of its domestic subsidiaries, including IMC Phosphates, may borrow up to approximately $470.0 million.  The New Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $260.0 million.  Concurrent with the closing of the New Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes).  On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes.  On December 10, 2002, IMC issued an additional $117.5 million of the Ten Year Notes.

The New Credit Facility requires IMC to meet certain financial tests, including but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility). Certain of such tests were amended on February 21, 2003 (February Amendment).  The February Amendment also increased applicable interest rates from those in effect as of December 31, 2002 by 25.0 basis points and reduced the maximum permitted aggregate annual amount of capital expenditures, joint venture investments and certain cash acquisitions that IMC and its subsidiaries may make to $160.0 million for 2003 and $250.0 million thereafter; such amounts are above IMC's currently anticipated capital expenditure level, including planned capital expenditures of approximately $140.0 million for 2003.  In addition, the New Credit Facility contains certain covenants, including limitations on the payment of dividends, and events of default.

As of March 31, 2003, IMC had a total of $35.1 million drawn under the Revolving Credit Facility, outstanding letters of credit totaling $83.1 million, $2.6 million of which do not reduce availability under the Revolving Credit Facility, and $260.5 million outstanding under the Term Loan Facility.  The net available additional borrowings under the Revolving Credit Facility as of March 31, 2003, were approximately $94.4 million.

Most of IMC's sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA). On May 7, 2003 IMC USA entered into a new five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to $52.5 million, initially bearing interest at LIBOR plus 275 basis points, secured by its accounts receivable and inventory, with the maximum amount of borrowings determined by factors principally relating to the amount and nature of accounts receivable and inventory that secure it. The Potash Facility is available for general corporate purposes of IMC USA, including working capital requirements of IMC's Potash business unit. Initial borrowings under the Potash Facility in the amount of $47.6 million are being used to reduce borrowings under the Revolving Credit Facility and pay related fees. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc, a subsidiary of IMC which is the parent of IMC USA and each of IMC's subsidiaries that own and operate the mines of IMC's Potash business. Neither IMC nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. Availability of the Potash Facility reduces available borrowings under the Revolving Credit Facility by $25.0 million.

IMC Phosphates incurs non-current liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida mining operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of March 31, 2003, IMC Phosphates had $81.0 million in surety bonds outstanding which mature over the course of 2003, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, IMC Phosphates, through IMC, has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that IMC Phosphates can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, IMC Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

Net cash used in operating activities totaled $1.6 million for the first three months of 2003 versus net cash provided by operating activities of $26.3 million for the same period in 2002.  The fluctuation of $27.9 million primarily resulted from a reduction in earnings from operations partially offset by cash generated by positive fluctuations in working capital balances.

Net cash used in investing activities for the first three months of 2003 of $18.0 million decreased $10.1 million from $28.1 million for the first three months of 2002.  This decrease was the result of reduced capital expenditures during the first quarter of 2003.  IMC Phosphates estimates that its capital expenditures for 2003 will approximate $85.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the three-month period ending March 31, 2003 was $20.8 million compared to $4.1 million for the same period in 2002.   This increase resulted from increased working capital borrowings from IMC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes.  As of March 31, 2003, none of IMC Phosphates' exposure to the risk factors discussed above had materially changed from December 31, 2002.

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

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