Form 10-Q/A
period 2004-03-31
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2004-09-14
CIK 793421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒.    No  ☐.

EXPLANATORY NOTE

This amendment (Amendment) to the Quarterly Report on Form 10-Q (Form 10-Q) of Phosphate Resources Partners Limited Partnership Company (PLP) for the quarter ended March 31, 2004 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of IMC Global Inc. (IMC) and Cargill Crop Nutrition and (b) IMC related to the pending merger of PLP into a subsidiary of IMC and (ii) the documents incorporated by reference in such registration statements, including the Form 10-Q. The Amendment enhances and clarifies certain disclosures in the Form 10-Q. The Amendment does not change any reported amounts in the PLP Statement of Operations, Balance Sheet or Statement of Cash Flows.

The Form 10-Q, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to May 7, 2004, the date on which the Form 10-Q was filed. For a discussion of events and developments occurring subsequent to May 7, 2004, see PLP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 as amended by Amendment No. 1 thereto on Form 10-Q/A.

1

Part II. OTHER INFORMATION

Item 5. Other Information hereby is amended to read in its entirety as follows:

Item 5. Other Information

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

100 S. Saunders Road

Lake Forest, Illinois 60045

(847) 739-1200

(Address and zip code of principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

2

EXPLANATORY NOTE

This amendment (Amendment) to the Quarterly Report on Form 10-Q (Form 10-Q) of IMC Phosphates Company (IMC Phosphates) for the quarter ended March 31, 2004 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of the Company and Cargill Crop Nutrition and (b) the Company related to the pending merger of Phosphate Resource Partners Limited Partnership (PLP) into a subsidiary of the Company and (ii) the documents incorporated by reference in such registration statements, including the Form 10-Q. The Amendment enhances and clarifies certain disclosures and reclassifies certain information in the Form 10-Q. The Amendment does not change reported net sales, cost of goods sold, gross margins, earnings (loss) or partners’ capital.

The Form 10-Q, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to May 7, 2004, the date on which the Form 10-Q was filed. For a discussion of events and developments occurring subsequent to May 7, 2004, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 as amended by Amendment No. 1 thereto on Form 10-Q/A.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements hereby is amended to read in its entirety as follows:

Item 1. Financial Statements

The accompanying interim condensed consolidated financial statements of IMC Phosphates do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in IMC Phosphates’ Annual Report on Form 10-K for the year ended December 31, 2003, are unaudited but include all adjustments which the management of IMC Phosphates MP Inc. (MP Co.), the managing general partner of IMC Phosphates, considers necessary for fair presentation. These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements. Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Interim results are not necessarily indicative of the results expected for the full year.

IMC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

(Unaudited)

	Three months ended March 31
	2004	2003
Net sales	$347.4	$340.2
Cost of goods sold	329.0	355.4

Gross margins	18.4	(15.2)
Selling, general and administrative expenses	10.7	11.0
Restructuring charges	—	2.9

Operating earnings (loss)	7.7	(29.1)

Interest expense	4.7	4.9
Other income, net	(0.3)	(1.9)

Earnings (loss) before cumulative effect of a change in accounting principle	3.3	(32.1)

Cumulative effect of a change in accounting principle	—	(32.7)

Earnings (loss)	$3.3	$(64.8)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	(Unaudited) March 31, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$0.3	$0.6
Receivables, net	122.7	123.3
Inventories, net	271.3	225.9
Other current assets	13.0	9.4

Total current assets	407.3	359.2

Property, plant and equipment, net	1,381.1	1,390.7
Due from Partner, net	9.4	9.4
Other assets	51.7	49.8

Total assets	$1,849.5	$1,809.1

Liabilities and Partners’ Capital

Current liabilities:
Accounts payable	$143.8	$161.9
Accrued liabilities	47.8	54.3
Due to Partners, net	178.3	160.8
Current maturities of long-term debt	4.3	4.0

Total current liabilities	374.2	381.0

Long-term debt, less current maturities (including $383.5 and $314.5 due to IMC Global Inc. as of March 31, 2004 and December 31, 2003, respectively)	418.7	351.2
Due to Partners, net	133.7	132.8
Other noncurrent liabilities	134.3	140.6
Partners’ capital	788.6	803.5

Total liabilities and partners’ capital	$1,849.5	$1,809.1

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended March 31
	2004	2003
Cash Flows from Operating Activities
Earnings (loss)	$3.3	$(64.8)

Adjustments to reconcile earnings (loss) to net cash used in operating activities:

Cumulative effect of a change in accounting principle	—	32.7
Depreciation, depletion and amortization	25.6	22.9
Other charges	8.1	0.8
Other credits	(1.9)	(17.2)
Changes in:
Receivables, net	0.6	(10.3)
Inventories, net	(45.4)	38.8
Other current assets	0.9	0.1
Accounts payable and accrued liabilities	(37.7)	(7.4)
Due to Partners, net	(5.2)	2.8

Net cash used in operating activities	(51.7)	(1.6)

Cash Flows from Investing Activities

Capital expenditures	(16.4)	(18.0)

Net cash used in investing activities	(16.4)	(18.0)

Cash Flows from Financing Activities

Proceeds from IMC Global Inc. Promissory Notes, net	69.0	24.2
Payments of long-term debt	(1.2)	(3.4)

Net cash provided by financing activities	67.8	20.8

Net change in cash and cash equivalents	(0.3)	1.2
Cash and cash equivalents-beginning of period	0.6	0.1

Cash and cash equivalents-end of period	$0.3	$1.3

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

1.	RESTRUCTURING CHARGES

Activity related to IMC Phosphates’ restructuring accruals during the period January 1, 2004 to March 31, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of March 31, 2004
Non-employee exit costs:
Demolition and closure costs	$18.8	$(1.2)	$17.6

Employee headcount reductions:
Severance benefits	0.7	(0.2)	0.5

Total	$19.5	$(1.4)	$18.1

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates’ 2003 Annual Report on Form 10-K.

2.	INVENTORIES

	March 31, 2004	December 31, 2003
Products (principally finished)	$221.2	$177.2
Operating materials and supplies	53.5	51.7

	274.7	228.9
Less: Allowances	(3.4)	(3.0)

Inventories, net	$271.3	$225.9

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended March 31
	2004	2003
Comprehensive income (loss):

Earnings (loss)	$3.3	$(64.8)
Net unrealized gain (loss) on derivative instruments	4.5	(1.8)
Foreign currency translation adjustment	(0.1)	0.2

Total comprehensive income (loss) for the period	$7.7	$(66.4)

4.	PENSION PLANS AND OTHER BENEFITS

The components of pension and other benefits costs for the three months ended March 31 were as follows:

	Pension Plans		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Service cost	$0.8	$1.1	$0.2	$0.3
Interest cost	2.5	2.7	0.5	0.6
Return on plan assets	(1.7)	(2.1)	—	—
Net amortization and deferral	0.7	0.7	(1.0)	(0.6)
Curtailments and settlements	—	0.3	—	(0.3)

Net pension and other benefits (income) expense	$2.3	$2.7	$(0.3)	$—

MP Co. estimates that contributions to the Pension Plans will be $20.3 million in 2004. IMC Phosphates’ estimated contributions to the Other Benefits Plans are generally on schedule with the dollar estimates disclosed in IMC Phosphates’ 2003 Annual Report on Form 10-K.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under SFAS No. 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

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

In 2004, IMC Phosphates intends to review the Other Benefits Plans in light of the Act. IMC Phosphates will most likely amend the Other Benefits Plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, IMC Phosphates anticipates that the Other Benefits Plans’ obligations and costs could be reduced once those amendments are adopted and/or the government subsidies are considered.

5.	CARGILL CROP NUTRITION AND PLP MERGERS

IMC Global Inc. (IMC) and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company. Under terms of the definitive agreement, IMC common stockholders and Cargill will own on a pro forma basis 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of the new company. On April 8, 2004, Global Nutrition Solutions, Inc. filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (SEC) containing a preliminary proxy statement/prospectus regarding the proposed transaction between IMC and Cargill Crop Nutrition. The combination is subject to regulatory approval in the U.S., Brazil, Canada and several other countries; the approval of IMC’s common shareholders; the completion of the Phosphate Resource Partners Limited Partnership (PLP) merger referred to below; and satisfaction of other customary closing conditions. Necessary antitrust or competition processes required in several other jurisdictions, including China, have been fully satisfied. Closing is anticipated in the summer of 2004. IMC will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to its common stockholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

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

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 13 of Notes to Consolidated Financial Statements in IMC Phosphates’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations hereby is amended to read in its entirety as follows:1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2004 vs. three months ended March 31, 2003

IMC Phosphates’ Net sales for the first quarter of 2004 increased two percent to $347.4 million compared to $340.2 million for the same period last year largely as a result of higher concentrated phosphate sales prices of $55.5 million, partially offset by lower concentrated phosphate sales volumes, primarily diammonium phosphate (DAP), of $32.7 million and lower feed ingredient sales of $6.6 million. Average DAP prices increased 31 percent to $188 per short ton in the first quarter of 2004 from $143 per short ton in the first quarter of 2003. The decrease in domestic DAP volumes was primarily as a result of customers holding back orders due to the expectation of falling prices, the timing of sales in the prior year as well as wet conditions delaying fertilizer application. The decrease in international DAP volumes was a result of decreased sales to China, India, Vietnam, Australia and Japan, partially offset by increased sales to Thailand, Nigeria, Guatemala and South Africa. Lower feed ingredient sales were primarily the result of lower volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period, increased competitive pricing pressure as well as the impact of the bird flu in Asia.

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

[1]	All statements, other than statements of historical fact, appearing under Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-Q.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where IMC Phosphates or its customers operate; weather conditions; the terms and interest rates o debt of IMC Phosphates; the willingness of IMC to continue to loan funds to IMC Phosphates; the impact of competitive products; pressure on prices realized by IMC Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of IMC Phosphates’ products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving IMC Phosphates; success in implementing IMC Phosphates’ various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in IMC Phosphates’ securities and Exchange Commission reports. IMC has entered into a business combination agreement with Cargill. If the transactions contemplated thereby are consummated, IMC’s business would be operated by a newly-formed public company going forward. The Board of Directors and management of the new public company may not be the same as exists on the date hereof for IMC, and they may operate the business of IMC in a manner that differs from IMC’s current operations. The factors listed above do not account for any such possible change in IMC’s operations.

Restructuring charges were favorable from the absence of charges related to an organizational restructuring program (Program) in the first quarter of 2003. In January 2003, IMC announced the Program to meet current business challenges and as part of IMC’s drive to be the industry’s low-cost producer. IMC Phosphates incurred charges of $2.4 million during the first quarter of 2003 associated with severance and related costs for the Program. In addition, in 2003, IMC Phosphates incurred a $0.5 million charge for accretion expenses related to the lease payments associated with an ammonia barge shutdown. IMC Phosphates originally recorded the net present value of future lease payments on the ammonia barge in 1998

Other income, net changed $1.6 million from $1.9 million of income in the first quarter of 2003 to $0.3 million of income in the first quarter of 2004 mainly because of the absence of a $1.9 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the first quarter of 2003. Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

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

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended March 31, 2004, IMC’s interest expense coverage ratio was 1.88 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i)

6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended March 31, 2004, IMC’s total leverage ratio was 5.59 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended March 31, 2004, IMC’s secured leverage ratio was 0.73 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC’s credit facilities to the sum of the total principal amount of the loans under IMC’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. At March 31, 2004, IMC’s collateral coverage ratio was 1.67 to 1.00.

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

Most of IMC’s sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA). On May 7, 2003, IMC USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC and the parent of IMC USA. Neither IMC nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of March 31, 2004, the Potash Facility had a borrowing base that could support borrowings up to $34.7 million, of which IMC USA had borrowed $5.0 million. The net available borrowings under the Potash Facility as of March 31, 2004 were $29.7 million.

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

The indentures relating to IMC’s outstanding 10.875 percent senior notes due 2008, 11.250 percent senior notes due 2011 and 10.875 percent senior notes due 2013, referred to collectively as the IMC Senior Notes, contain a covenant which requires the consent of the holders of the IMC Senior Notes to a merger involving IMC unless certain financial tests are met immediately following that merger. IMC is evaluating whether the consent of the holders of the IMC Senior Notes will be required to consummate the merger of IMC with a subsidiary of the new public company that is contemplated by the agreement between IMC and Cargill, which will depend in part on the financial results of IMC between now and the date of the completion of the transactions and the manner in which the Cargill Crop Nutrition business is contributed to the new public company and its subsidiaries or affiliates. If the financial results of IMC or the structure of the contribution of Cargill Crop Nutrition do not eliminate the need for consent, IMC will need to seek consent of the holders of the IMC Senior Notes or consider other arrangements with respect to the IMC Senior Notes. If consent is ultimately determined to be required, IMC may not be able to obtain, or may experience difficulty and expense in obtaining the required consent. However, the Senior Notes are currently trading at a substantial premium over par (15 – 20 percent). It would be uneconomical for investors to put the Senior Notes at 101 percent when they could be sold for a substantially higher price. Accordingly, IMC does not currently expect that the noteholders will exercise their put option.

IMC’s indentures governing the IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC’s indentures. As of March 31, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes. In such case, IMC may be required to borrow additional funds in order to make the required purchases. However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC. Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC’s indentures, and would also constitute a default under IMC’s credit facilities. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long- term debt.

On August 1, 2003 IMC issued the $400.0 million principal amount of the 10.875 percent notes due 2013 (August Note Offering) for net proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with the other IMC Senior Notes. The IMC Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of March 31, 2004, IMC had $19.6 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the agreement with Cargill limits dividends on IMC’s common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC PHOSPHATES COMPANY

By:	IMC Phosphates MP Inc. Its Managing General Partner

/s/ J. Reid Porter
J. Reid Porter
Vice President of IMC Phosphates MP Inc.
(on behalf of the registrant and as principal financial officer)

Date: September 14, 2004

P-S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(a)	Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended March 31, 2004*

4.ii.(b)	Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended March 31, 2004*

4.ii.(c)	Amendment No. 3 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(a) to the Current Report on Form 8-K of IMC Global Inc. dated March 17, 2004*

4.ii.(d)	Amendment No. 4 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. dated March 17, 2004*

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	SEC File No. 1-9759.

P-E-1

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

/s/ Robert M. Qualls
Robert M. Qualls
Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer and chief accounting officer)

Date: September 14, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger dated as of March 17, 2004, among IMC Global Inc., PRP-GP LLC, Phosphate Resource Partners Limited Partnership, FMRP Inc. and Phosphate Acquisition Partners L.P.	Exhibit 2 to the Current Report on Form 8-K of IMC Global Inc. dated March 17, 2004*

4.ii.(a)	Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(a) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended March 31, 2004*

4.ii.(b)	Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(b) to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended March 31, 2004*

4.ii.(c)	Amendment No. 3 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(a) to the Current Report on Form 8-K of IMC Global Inc. dated March 17, 2004*

4.ii.(d)	Amendment No. 4 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. dated March 17, 2004*

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	SEC File No. 1-9759.

E-1