Form 10-Q/A
period 2004-06-30
PHOSPHATE RESOURCE PARTNERS LIMITED PARTNERSHIP
filed 2004-09-14
CIK 793421

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

EXPLANATORY NOTE

This amendment (Amendment) to the Quarterly Report on Form 10-Q (Form 10-Q) of Phosphate Resources Partners Limited Partnership Company (PLP) for the quarter ended June 30, 2004 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of IMC Global Inc. (IMC) and Cargill Crop Nutrition and (b) IMC related to the pending merger of PLP into a subsidiary of IMC and (ii) the documents incorporated by reference in such registration statements, including the Form 10-Q. The Amendment enhances and clarifies certain disclosures in the Form 10-Q. The Amendment does not change any reported amounts in the PLP Statement of Operations, Balance Sheet or Statement of Cash Flows.

The Form 10-Q, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to August 5, 2004, the date on which the Form 10-Q was filed.

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

2

EXPLANATORY NOTE

This amendment (Amendment) to the Quarterly Report on Form 10-Q (Form 10-Q) of IMC Phosphates Company (IMC Phosphates) for the quarter ended June 30, 2004 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of the Company and Cargill Crop Nutrition and (b) the Company related to the pending merger of Phosphate Resource Partners Limited Partnership (PLP) into a subsidiary of the Company and (ii) the documents incorporated by reference in such registration statements, including the Form 10-Q. The Amendment enhances and clarifies certain disclosures and reclassifies certain information in the Form 10-Q. The Amendment does not change reported net sales, cost of goods sold, gross margins, earnings (loss) or partners’ capital.

The Form 10-Q, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to August 5, 2004, the date on which the Form 10-Q was filed.

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

IMC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net sales	$409.5	$297.8	$756.9	$638.0
Cost of goods sold	389.9	312.2	718.9	667.6

Gross margins	19.6	(14.4)	38.0	(29.6)
Selling, general and administrative expenses	10.4	10.5	21.1	21.5
Restructuring charges	—	—	—	2.9

Operating earnings (loss)	9.2	(24.9)	16.9	(54.0)

Interest expense	5.9	5.5	10.6	10.4
Other (income) expense, net	1.2	(1.0)	0.9	(2.9)

Earnings (loss) before cumulative effect of a change in accounting principle	2.1	(29.4)	5.4	(61.5)

Cumulative effect of a change in accounting principle	—	—	—	(32.7)

Earnings (loss)	$2.1	$(29.4)	$5.4	$(94.2)

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2.8	$0.6
Receivables, net	129.3	123.3
Inventories, net	240.1	225.9
Other current assets	11.6	9.4

Total current assets	383.8	359.2

Property, plant and equipment, net	1,373.2	1,390.7
Due from Partner, net	9.4	9.4
Other assets	57.4	49.8

Total assets	$1,823.8	$1,809.1

Liabilities and Partners’ Capital

Current liabilities:
Accounts payable	$145.9	$161.9
Accrued liabilities	45.4	54.3
Due to Partners, net	185.4	160.8
Current maturities of long-term debt	4.3	4.0

Total current liabilities	381.0	381.0

Long-term debt, less current maturities (including $363.4 and $314.5 due to IMC Global Inc. as of June 30, 2004 and December 31, 2003, respectively)	397.4	351.2
Due to Partners, net	131.5	132.8
Other noncurrent liabilities	130.0	140.6
Partners’ capital	783.9	803.5

Total liabilities and partners’ capital	$1,823.8	$1,809.1

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30
	2004	2003
Cash Flows from Operating Activities

Earnings (loss)	$5.4	$(94.2)

Adjustments to reconcile earnings (loss) to net cash used in operating activities:

Cumulative effect of a change in accounting principle	—	32.7
Depreciation, depletion and amortization	51.5	46.7
Other charges	14.5	1.8
Other credits	(8.6)	(19.9)
Changes in:
Receivables, net	(6.0)	4.0
Inventories, net	(14.2)	17.1
Other current assets	1.6	0.1
Accounts payable and accrued liabilities	(49.2)	(19.6)
Due to Partners, net	(4.4)	2.6

Net cash used in operating activities	(9.4)	(28.7)

Cash Flows from Investing Activities

Capital expenditures	(34.9)	(35.1)

Net cash used in investing activities	(34.9)	(35.1)

Cash Flows from Financing Activities

Proceeds from IMC Global Inc. Promissory Notes, net	48.9	70.9
Payments of long-term debt	(2.4)	(6.8)

Net cash provided by financing activities	46.5	64.1

Net change in cash and cash equivalents	2.2	0.3
Cash and cash equivalents-beginning of period	0.6	0.1

Cash and cash equivalents-end of period	$2.8	$0.4

(See Notes to Condensed Consolidated Financial Statements)

IMC PHOSPHATES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

1.	RESTRUCTURING CHARGES

Activity related to IMC Phosphates’ restructuring accruals during the period January 1, 2004 to June 30, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of June 30, 2004
Non-employee exit costs:
Demolition and closure costs	$18.8	$(2.4)	$16.4

Employee headcount reductions:
Severance benefits	0.7	(0.2)	0.5

Total	$19.5	$(2.6)	$16.9

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in IMC Phosphates’ 2003 Annual Report on Form 10-K.

2.	INVENTORIES

	June 30, 2004	December 31, 2003
Products (principally finished)	$189.5	$177.2
Operating materials and supplies	54.4	51.7

	243.9	228.9
Less: Allowances	(3.8)	(3.0)

Inventories, net	$240.1	$225.9

3.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2004	December 31, 2003
Land	$78.7	$76.1
Mineral properties and rights	579.6	579.6
Buildings	352.0	347.4
Machinery and equipment	1,800.7	1,831.2
Construction in progress	48.3	41.2

	2,859.3	2,875.5
Less: Accumulated depreciation and depletion	(1,486.1)	(1,484.8)

Property, plant and equipment, net	$1,373.2	$1,390.7

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Comprehensive income (loss):

Earnings (loss)	$2.1	$(29.4)	$5.4	$(94.2)
Net unrealized gain (loss) on derivative instruments	(0.6)	(0.3)	3.9	(2.1)
Foreign currency translation adjustment	—	0.2	(0.1)	0.4

Total comprehensive income (loss) for the period	$1.5	$(29.5)	$9.2	$(95.9)

5.	PENSION PLANS AND OTHER BENEFITS

The components of pension costs were as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Pension Plans

Service cost	$0.8	$1.1	$1.6	$2.2
Interest cost	2.5	2.7	5.0	5.4
Return on plan assets	(1.7)	(2.1)	(3.4)	(4.2)
Net amortization and deferral	0.7	0.7	1.4	1.4
Curtailments and settlements	—	0.3	—	0.6

Net pension expense	$2.3	$2.7	$4.6	$5.4

The components of other benefits costs were as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Other Benefits

Service cost	$0.2	$0.3	$0.4	$0.6
Interest cost	0.5	0.6	1.0	1.2
Net amortization and deferral	(1.0)	(0.6)	(2.0)	(1.2)
Curtailments and settlements	—	(0.3)	—	(0.6)

Net other benefits income	$(0.3)	$—	$(0.6)	$—

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

In 2004, IMC Phosphates intends to review the other benefits plans in light of the Act. IMC Phosphates will most likely amend the other benefits plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, IMC Phosphates anticipates that the other benefits plans’ obligations and costs could be reduced once the amendments are adopted and/or the government subsidies are considered.

6.	CARGILL CROP NUTRITION AND PLP MERGERS

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

On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC. Pursuant to the merger, each publicly traded PLP unit would be converted into the right to receive 0.2 shares of IMC common stock. Alpine Capital and The Anne T. and Robert M.Bass Foundation (collectively, the largest public holders of PLP units) have agreed to support such a transaction. On April 20, 2004, IMC filed a Registration Statement on Form S-4 with the SEC containing a preliminary proxy statement/prospectus regarding the proposed PLP merger. On June 17, 2004, IMC filed an amendment to such Registration Statement. The PLP merger is subject to certain conditions, including among other things, approval by the partners of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies. On July 15, 2004, the waiting period for the PLP merger under the Hart-Scott- Rodino Antritrust Improvements Act of 1976, as amended, was terminated. Closing is anticipated in September of 2004. PLP will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to the PLP unitholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations hereby is amended to read in its entirety as follows:1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2004 vs. three months ended June 30, 2003

IMC Phosphates’ Net sales for the second quarter of 2004 increased 38 percent to $409.5 million compared to $297.8 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices of $63.0 million and $40.8 million, respectively. The increase in concentrated phosphate sales volumes was primarily a result of higher international sales of diammonium phosphate (DAP) of $48.5 million, granular monoammonium phosphate (GMAP) of $8.6 million and granular triple superphosphate (GTSP) of $4.4 million. International DAP volumes were higher mainly as a result of increased volumes to China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela and Thailand, partially offset by decreased sales to Japan. International GMAP volumes were higher primarily as a result of increased sales to Brazil and Chile, partially offset by decreased sales to Japan. International GTSP volumes increased primarily as a result of higher volumes to Brazil, Chile and Japan, partially offset by decreased sales to Bangladesh. Average DAP prices increased 15 percent to $182 per short ton in the second quarter of 2004 from $158 per short ton in the second quarter of 2003.

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

[1]	All statements, other than statements of historical fact, appearing under Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “expect,” “anticipate,” believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

Six months ended June 30, 2004 vs. six months ended June 30, 2003

IMC Phosphates’ Net sales for the first half of 2004 increased 19 percent to $756.9 million compared to $638.0 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $96.3 million and $30.3 million, respectively, partially offset by lower feed ingredient sales of $6.0 million. Average DAP prices increased 23 percent to $184 per short ton in the first half of 2004 from $149 per short ton in the first half of 2003. The increase in concentrated phosphate sales volumes primarily resulted from higher international volumes of $55.6 million, partially offset by lower domestic volumes of $25.3 million. The increase in international volumes was primarily a result of higher international sales of DAP of $34.5 million, GMAP of $15.6 million and GTSP of $4.3 million. International DAP volumes were higher because of increased volumes to China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela, Nigeria, Guatemala, and Thailand, partially offset by decreased sales to India, Japan, Vietnam, Australia and Ecuador. International GMAP volumes were higher primarily as a result of increased sales to Brazil, Australia, Venezuela and Chile, partially offset by decreased sales to Japan. International GTSP volumes increased primarily as a result of higher volumes to Brazil and Chile, partially offset by decreased sales to Bangladesh and Australia. The decrease in domestic volumes was primarily the result of lower sales of DAP of $15.2 million, GMAP of $6.9 million and GTSP of $4.5 million. The decrease in domestic DAP and GMAP volumes was primarily the result of the timing of sales in the fourth quarter of the prior year, increased competition, the loss of a warehouse contract and not participating in a leased rail car program in the Plains states which resulted in reduced railcar availability. The decrease in domestic GTSP volumes was primarily caused by weak demand for a majority of the first half as well as product committed to the international market. Lower feed ingredient sales resulted from reduced volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period and increased competitive pricing pressure.

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

Other (income) expense, net for the first half of 2004 changed $3.8 million to $0.9 million of expense from $2.9 million of income in the prior year period. The variance was primarily the result of the absence of $2.4 million of income recorded in the prior year for realized gains from ineffective natural gas hedges related to facilities that were not operational for a portion of 2003, see discussion below, and recording a $1.2 million reserve in 2004 for a note receivable from non-operating activities related to the development of water treatment technologies.

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

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended June 30, 2004, IMC’s interest expense coverage ratio was 2.26 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended June 30, 2004, IMC’s total leverage ratio was 4.55 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended June 30, 2004, IMC’s secured leverage ratio was 0.60 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC’s credit facilities to the sum of the total principal amount of the loans under IMC’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. At June 30, 2004, IMC’s collateral coverage ratio was 1.64 to 1.00.

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

Most of IMC’s sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA). On May 7, 2003, IMC USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by IMC USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC and the parent of IMC USA. Neither IMC nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of June 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $21.9 million, under which IMC USA had no outstanding borrowings.

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new publicly traded company. See Note 6 of Notes to Condensed Financial Statements in Item 1 of Part I of this report. IMC must obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. While IMC intends to seek the consent of such lenders and anticipates that it will receive their consent, there can be no assurance that their consent will be obtained.

The indentures relating to IMC’s outstanding 10.875 percent senior notes due 2008, 11.250 percent senior notes due 2011 and 10.875 percent senior notes due 2013, referred to collectively as the IMC Senior Notes, contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC’s indentures. As of June 30, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes. In such case, IMC may be required to borrow additional funds in order to make the required purchases. However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC. Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC’s indentures, and would also constitute a default under IMC’s credit facilities. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long- term debt. However, the Senior Notes are currently trading at a substantial premium over par (15—20 percent). It would be uneconomical for investors to put the Senior Notes at 101 percent when they could be sold for a substantially higher price. Accordingly, IMC does not currently expect that the noteholders will exercise their put option.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk hereby is amended to read in its entirety as follows:

Item 3. Quantitative and Qualitative Disclosures About Market Risk

IMC Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. IMC Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes. IMC Phosphates conducted sensitivity analyses of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of June 30, 2004. Holding all other variables constant, the hypothetical adverse changes would increase IMC Phosphates’ interest expense by $3.6 million for the next twelve months. IMC Phosphates also conducted sensitivity analyses of its fixed rate long-term debt assuming a one percentage point decrease in interest rates from their actual levels as of June 30, 2004. Holding all other variables constant, the hypothetical adverse change would increase the fair value of IMC Phosphates’ fixed rate long-term debt by approximately $5.0 million. IMC Phosphates has decreased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $27.0 million as of June 30, 2004. The contracts extend through October 31, 2005 and have an average price of $4.89 per mmbtu. As of June 30, 2004, none of IMC Phosphates’ exposure to the other risk factors discussed above had materially changed from December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the second quarter 2004 Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

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

/s/ Robert M. Qualls
Robert M. Qualls
Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer and chief accounting officer)

Date: September 14, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.1	Supplemental Indenture dated as of May 27, 2004 among Phosphate Acquisition Partners L.P., IMC Global Inc. and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.1 to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2004*

4.2	Supplemental Indenture dated as of May 27, 2004 among Phosphate Acquisition Partners L.P., IMC Global Inc. and MNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013	Exhibit 4.2 to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2004*

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) Section 1350 of Chapter 63 of Title 18 of the United States Code		X

99.1	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated of of June 15, 2004	Annex A to the proxy statement/ prospectus forming part of Registration Statement No. 333-114300

99.2	Amendment, dated as of June 23, 2004, to the Agreement between IMC Global Inc., Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation governing the granting of proxies to IMC Global Inc.	Exhibit 2 to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended June 30, 2004*

*	SEC File No. 1-9759.

E-1