Form 10-Q
period 2004-09-30
PHOSPHATE ACQUISITION PARTNERS L.P.
filed 2004-11-09
CIK 793421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 1-9164

Phosphate Acquisition Partners L.P.

(Exact name of registrant as specified in its charter)

Delaware	72-1067072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 S. Saunders Road

Lake Forest, Illinois 60045

(847) 739-1200

(Address and zip code of principal executive offices and registrant’s telephone number, including area code)

Phosphate Resource Partners Limited Partnership

(Former name)

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

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed financial statements of Phosphate Acquisition Partners L.P. (PAP) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of Phosphate Resource Partners Limited Partnership (PLP), which was merged into PAP on October 19, 2004, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003 (10-K), are unaudited but include all adjustments which the management of PRP-GP LLC (PRP), the administrative managing general partner of PAP and wholly owned subsidiary of Mosaic Global Holdings Inc. (formerly known as IMC Global Inc. (IMC) and referred to below as Mosaic Global Holdings), considers necessary for fair presentation. These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements. Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Interim results are not necessarily indicative of the results expected for the full year.

PHOSPHATE ACQUISITION PARTNERS L.P.

CONDENSED STATEMENT OF OPERATIONS

(In millions, except per unit amounts)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Equity in loss of Mosaic Phosphates Company	$(36.3)	$(3.5)	$(28.3)	$(23.2)
Selling, general and administrative expenses	1.0	1.5	3.8	6.5
Interest expense	8.0	7.5	23.1	22.6
Other expense, net	0.1	0.1	10.9	0.3

Loss before cumulative effect of change in accounting principle	(45.4)	(12.6)	(66.1)	(52.6)
Cumulative effect of a change in accounting principle	—	—	—	(13.6)

Loss	$(45.4)	$(12.6)	$(66.1)	$(66.2)

Loss allocated to general partners	$(23.4)	$(6.5)	$(34.1)	$(34.2)
Loss allocated to limited partners	$(22.0)	$(6.1)	$(32.0)	$(32.0)

Loss per unit:
Loss before cumulative effect of change in accounting principle	$(0.44)	$(0.12)	$(0.64)	$(0.51)
Cumulative effect of a change in accounting principle	—	—	—	(0.13)

Loss per unit	$(0.44)	$(0.12)	$(0.64)	$(0.64)

Distributions declared per publicly held unit	$—	$—	$—	$—

Average number of units outstanding	103.5	103.5	103.5	103.5

(See Notes to Condensed Financial Statements)

PHOSPHATE ACQUISITION PARTNERS L.P.

CONDENSED BALANCE SHEET

(In millions)

	(Unaudited) September 30, 2004	December 31, 2003
Assets

Current assets:
Accounts receivable	$0.6	$0.6
Due from Mosaic Phosphates Company	70.8	59.0

Total current assets	71.4	59.6

Investment in Mosaic Phosphates Company	208.0	246.1
Other assets	0.4	0.6

Total assets	$279.8	$306.3

Liabilities and Partners’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$12.6	$5.6
Due to Mosaic Global Holdings Inc.	52.8	45.4
Current maturity of long-term debt	—	5.7

Total current liabilities	65.4	56.7

Long-term debt, less current maturity (including $455.4 million and $418.3 million due to Mosaic Global Holdings Inc. as of September 30, 2004 and December 31, 2003, respectively)	605.4	568.3
Other noncurrent liabilities	93.4	101.6

Partners’ deficit:
General partners’ share	(249.9)	(216.9)
Limited partners’ share	(234.5)	(203.4)

Total partners’ deficit	(484.4)	(420.3)

Total liabilities and partners’ deficit	$279.8	$306.3

(See Notes to Condensed Financial Statements)

PHOSPHATE ACQUISITION PARTNERS L.P.

CONDENSED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30
	2004	2003
Cash Flows from Operating Activities
Loss	$(66.1)	$(66.2)
Adjustments to reconcile loss to net cash used in operating activities:
Equity in loss of Mosaic Phosphates Company	28.3	23.2
Cumulative effect of a change in accounting principle	—	13.6
Other charges	0.2	—
Other credits	(8.2)	(6.1)
Changes in:
Accounts receivable	—	(0.5)
Accounts payable and accrued liabilities	7.0	(3.8)
Due to Mosaic Global Holdings Inc.	7.4	14.4

Net cash used in operating activities	(31.4)	(25.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	39.7	25.4
Payment of long-term debt	(2.6)	—
Change in short-term debt, net	(5.7)	—

Net cash provided by financing activities	31.4	25.4

Net change in cash and cash equivalents	—	—
Cash and cash equivalents - beginning of period	—	—

Cash and cash equivalents - end of period	$—	$—

(See Notes to Condensed Financial Statements)

PHOSPHATE ACQUISITION PARTNERS L. P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

1.	COMPREHENSIVE LOSS

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Comprehensive loss:
Loss	$(45.4)	$(12.6)	$(66.1)	$(66.2)
Net unrealized gain (loss) on derivative instruments	0.3	(2.7)	2.0	(3.6)

Total comprehensive loss for the period	$(45.1)	$(15.3)	$(64.1)	$(69.8)

2.	PENSION PLANS AND OTHER BENEFITS

The components of net pension costs were:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Interest cost on projected benefit obligation	$—	$0.1	$—	$0.3
Return on plan assets	—	(0.1)	—	(0.3)

Net pension (income) expense	$—	$—	$—	$—

The components of other benefits costs were:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Interest cost on projected benefit obligation	$0.6	$1.0	$1.8	$3.1
Net amortization and deferral	(0.7)	(0.2)	(2.1)	(0.6)

Other benefits (income) expense	$(0.1)	$0.8	$(0.3)	$2.5

PAP estimates that contributions to the pension plans will be $1.2 million in 2004. Contributions made for other benefits plans are generally on schedule with the dollar estimates disclosed in PAP’s 10-K.

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

Also in December 2003, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position SFAS No. 106-1, which allows for a one-time election to defer the accounting for the Act. PAP has chosen to defer recognition of the potential effects of the Act in these 2004 disclosures. Therefore, the information reported in these financial statements does not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require PAP to change previously reported information.

In 2004, PAP intends to review the other benefits plans in light of the Act. PAP will most likely amend the other benefits plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, PAP anticipates that the other benefits plans’ obligations and costs could be reduced once the amendments are adopted and/or the government subsidies are considered.

3.	PENSACOLA SETTLEMENT

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico Chemical Company (Agrico), a subsidiary of PAP, and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida). In addition, Mosaic Global Holdings was initially a defendant in the Williams case but was voluntarily dismissed by plaintiffs on July 31, 2003. The complainants in these cases seek damages in an unspecified amount purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida. As a division of Conoco Inc. (Conoco) and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials. The Samples case primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages. The Williams action asserts a state law claim seeking medical monitoring as a result of the releases to groundwater. As previously discussed the Circuit Court preliminarily approved both settlements on June 1, 2004, pending the outcome of fairness hearings. The fairness hearings were held on October 12, 2004 and both settlements received final Circuit Court approval.

As a result of the proposed settlement and legal expenses, PAP recorded a charge in the first nine months of 2004 of $10.8 million, net of previously established reserves in Other expense, net.

4.	CARGILL CROP NUTRITION AND PLP MERGERS

IMC and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company. On October 20, 2004, the common stockholders of IMC of record as of September 3, 2004 approved this agreement. Upon closing of the transactions contemplated by the agreement on October 22, 2004, IMC was merged into a subsidiary of The Mosaic Company (Mosaic) in which merger IMC was the surviving entity and was renamed Mosaic Global Holdings. In the merger, each outstanding share of IMC common stock was converted into the right to receive one share of Mosaic common stock, and each outstanding share of IMC 7.50 percent mandatory convertible preferred stock was converted into the right to receive one share of Mosaic 7.50 percent mandatory convertible preferred stock. Immediately prior to the merger, Cargill and its affiliates contributed equity interests in entities owning Cargill’s fertilizer businesses to Mosaic in exchange for shares of Mosaic common stock and Mosaic Class B common stock. Upon closing of the merger, the former IMC common stockholders and Cargill and its affiliates own 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of Mosaic.

On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC. On October 19, 2004, the partners of PLP approved the merger and each publicly traded PLP unit was converted into the right to receive 0.2 shares of IMC common stock. On October 22, 2004, these shares of IMC common stock were converted into the right to receive one share of Mosaic common stock as part of the transactions referred to in the preceding paragraph.

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 7 of Notes to Financial Statements in the 10-K for the fiscal year ended December 31, 2003.

In connection with the combination with Cargill Crop Nutrition, on January 30, 2004, a lawsuit was filed in the Court of Chancery for New Castle County in Wilmington, Delaware by a common stockholder of IMC on behalf of a purported class of all common stockholders of IMC. Named as defendants in the complaint are IMC, all members of IMC’s board of directors and Cargill. The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties of care and loyalty to IMC’s common stockholders by, among other things, failing to conduct an auction or otherwise checking the market value of IMC before voting to approve the combination agreement with Cargill, and that the merger consideration to be received by IMC’s common stockholders is inadequate because, among other things, it is less than the “intrinsic value” of IMC’s common stock and it does not offer a premium to IMC’s common stockholders. The lawsuit seeks, among other things, to enjoin or rescind the combination transactions or, alternatively, to recover unspecified damages and costs.

On February 24, 2004, a second lawsuit, similar to the lawsuit described above, was filed in the Court of Chancery for New Castle County in Wilmington, Delaware. On March 17, 2004, the Delaware Court of Chancery consolidated these two lawsuits and named the complaint in the lawsuit described in the previous paragraph as the operative complaint for the consolidated lawsuit.

On August 20, 2004, the parties reached an agreement in principle to settle the class action litigation and subsequently executed definitive settlement documents which have been filed with, and are subject to the approval of, the Delaware Court of Chancery.

Four purported class action lawsuits have been filed in the Court of Chancery for New Castle County in Wilmington, Delaware against IMC, PLP, PLP’s administrative managing general partner and, in some cases, their respective boards of directors, by holders of PLP units in connection with the PLP merger. These lawsuits were consolidated into a single action by the Delaware Court of Chancery on August 23, 2004. These lawsuits generally allege that the defendants breached their fiduciary duties as a consequence of various public announcements made by IMC that it intended to make, or that it had made, a proposal to acquire all of the outstanding PLP units that it did not already own. The plaintiffs in these lawsuits, on behalf of a class of all unitholders of PLP (except for the defendants and their affiliates), seek, among other things, to enjoin the PLP merger or, to the extent that the PLP merger is consummated, to rescind the PLP merger, and monetary damages in an unspecified amount.

On August 20, 2004, the parties reached an agreement in principle to settle the class action litigation and subsequently executed definitive settlement documents which have been filed with, and are subject to the approval of, the Delaware Court of Chancery.

5.	ROCK SALES AGREEMENT

During the third quarter of 2004, Mosaic Phosphates Company (formerly known as IMC Phosphates Company (IMC Phosphates) and referred herein as Mosaic Phosphates) announced that it elected to terminate its rock sales agreement with U.S. Agri-Chemicals (USAC Contract) effective October 1, 2007. Mosaic Phosphates originally entered into the contract in 1994. In 1999, the contract was extended until September 2014 with an option for a second extension through September 2024. As part of the extension, USAC paid $57.0 million (Near Term Payment), plus interest charges, to Mosaic Phosphates during 2000. The contract provides Mosaic Phosphates the right to terminate the contract upon three years’ advance written notice under certain circumstances. The contract also provides that prior to the effective date of termination under this provision, Mosaic Phosphates would be required to repay the amount of the Near Term Payment plus interest charges, less certain credits. Mosaic Phosphates elected to terminate the contract under these provisions.

Termination of the contract will result in a reduction of Mosaic Phosphates revenues on an annualized basis by approximately $60.0 million following the effective date of termination in 2007, but the reduction in revenues is expected to have a negligible impact on earnings. As a result of the obligation to return the Near Term Payment plus interest charges, less the credits, Mosaic Phosphates incurred a charge of approximately $73.0 million. However, payment is not required until the effective date of termination in 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

PAP

Three months ended September 30, 2004 vs. three months ended September 30, 2003

PAP incurred a loss of $45.4 million, or $0.44 per unit, in the third quarter of 2004. This compares to a loss of $12.6 million, or $0.12 per unit, in the third quarter of 2003. The increased loss in 2004 primarily resulted from an increase in the equity in loss of Mosaic Phosphates. The increase in loss of Mosaic Phosphates was primarily due to PAP’s portion of a charge for the announced termination of the USAC Contract of $30.3 million, higher phosphate operating costs of $23.5 million, and higher raw material costs of $3.4 million, partially offset by higher sales prices of $18.1 million, favorable idle plant costs of $2.1 million and favorable phosphate rock sales of $2.0 million. The higher phosphate operating costs and water treatment costs were primarily caused by three hurricanes which occurred in Florida during the third quarter of 2004.

Nine months ended September 30, 2004 vs. nine months ended September 30, 2003

PAP incurred a loss of $66.1 million, or $0.64 per unit, in the first nine months of 2004. This compares to a loss of $66.2 million, or $0.64 per unit, in the first nine months of 2003. The results from the first nine months of 2003 included a charge of $13.6 million, or $0.13 per unit, for the Cumulative effect of a change in accounting principle from the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations on January 1, 2003.

The equity in loss of Mosaic Phosphates increased by $5.1 million due primarily to the USAC Contract termination charge discussed above, higher raw material costs and higher phosphate operating costs, partially offset by higher sales prices and favorable idle plant costs. The higher phosphate operating costs were primarily caused by three hurricanes which occurred in Florida during the third quarter of

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following general business and economic conditions and governmental policies affecting the agricultural industry in localities where PAP, Mosaic Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of PAP and of Mosaic Phosphates; the willingness of Mosaic Global Holdings to continue to loan funds to PAP and Mosaic Phosphates; changes in the Selling, general and administrative expense allocation charged by Mosaic Global Holdings to PAP; the impact of competitive products; pressure on prices realized by PAP and Mosaic Phosphates for their products; constraints on supplies of raw materials used in manufacturing certain of PAP's and Mosaic Phosphates' products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving PAP and Mosaic Phosphates; success in implementing PAP's and Mosaic Phosphates' various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in PAP's and Mosaic Phosphates' Securities and Exchange Commission reports. These factors are based upon IMC’s strategic plans and direction under its former Board of Directors and management. IMC has consummated the transactions contemplated by its business combination with Cargill. IMC, now known as Mosaic Global Holdings, has become a wholly owned subsidiary of The Mosaic Company. The Board of Directors and management of Mosaic, Mosaic Global Holdings and PAP are not the same as existed for IMC and PLP during the period covered by this report, and they may operate the business of Mosaic Global Holdings and PAP in a manner that differs from IMC’s and PLP’s historical operations. The factors listed above do not account for any such possible change in Mosaic Global Holdings’s or PAP’s operations.

2004. Additionally, PAP recorded $10.8 million of expense for the proposed settlement of litigation and legal expenses in Pensacola, Florida, net of previously established reserves, in Other expense, net in the first half of 2004. The unfavorable variances were offset by a $2.7 million decrease in selling, general and administrative expenses in the current year primarily as a result of the favorable impact of the amendment to the retiree medical plan in the prior year.

Mosaic Phosphates Company

For information related to Mosaic Phosphates, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Mosaic Phosphates’ Form 10-Q included in Part II, Item 5, “Other Information,” of this report on Form 10-Q.

Capital Resources and Liquidity

Historically, PAP has satisfied its borrowing needs through Mosaic Global Holdings. PAP has borrowed $455.4 million from Mosaic Global Holdings as of September 30, 2004. PAP has two separate credit agreements with Mosaic Global Holdings (Mosaic Global Holdings Agreements). One agreement is a demand note for up to $300.0 million and bears interest at a variable rate, based on LIBOR plus one percent, which was 2.625 percent as of September 30, 2004 while the other agreement is an 8.75 percent demand note for up to $150.0 million. Interest under the Mosaic Global Holdings Agreements is payable quarterly. PAP had borrowed $305.4 million and $150.0 million, respectively, as of September 30, 2004 under the Mosaic Global Holdings Agreements. Mosaic Global Holdings has advised PAP that it does not intend to demand payment on the Mosaic Global Holdings Agreements prior to October 1, 2005; however, Mosaic Global Holdings has entered into discussions with PAP contemplating a revision to the terms of the loans from Mosaic Global Holdings, including the interest rate, if warranted. The Mosaic Global Holdings Agreements evidencing the obligations to Mosaic Global Holdings have been classified as long-term.

Mosaic Global Holdings’ ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on Mosaic Global Holdings’ ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond Mosaic Global Holdings’ control. Mosaic Global Holdings believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet Mosaic Global Holdings’ operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

Mosaic Global Holdings’ credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and events of default. Most of Mosaic Global Holdings various material debt instruments have cross default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of Mosaic Global Holdings’ material debt instruments, the senior credit facility entered into on May 17, 2001 (Credit Facility) has the lowest specified threshold amount, $20.0 million. Mosaic Global Holdings’ access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that Mosaic Global Holdings would be able to comply with applicable financial covenants or meet its liquidity needs. Mosaic Global Holdings cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized; or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic Global Holdings to repay indebtedness or to fund other liquidity needs.

There can be no assurance that Mosaic Global Holdings will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply Mosaic Global Holdings with further funds (including periodic rollovers of existing borrowings). Mosaic Global Holdings has been in compliance with all of its debt and other covenants during all periods presented. No waivers have been necessary.

In addition to distributions from Mosaic Phosphates, PAP has historically relied on borrowings from Mosaic Global Holdings as a principal source of liquidity. Pursuant to the Credit Facility, Mosaic Global Holdings and certain of its domestic subsidiaries, including PAP and Mosaic Phosphates, may borrow up to approximately $459.8 million. The Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $249.8 million.

The Credit Facility requires Mosaic Global Holdings to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). In addition, the Credit Facility contains certain covenants, including limitations on the payment of dividends, and events of default.

In March 2004, Mosaic Global Holdings announced that it had obtained amendments to the credit agreement governing its Credit Facility (Credit Agreement). The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing Mosaic Global Holdings’ credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ interest expense coverage ratio was 2.01 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing Mosaic Global Holdings’ credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ total leverage ratio was 5.07 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing Mosaic Global Holdings’ credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ secured leverage ratio was 0.67 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing Mosaic Global Holdings’ credit facilities to the sum of the total principal amount of the loans under Mosaic Global Holdings’ credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. As of September 30, 2004, Mosaic Global Holdings’ collateral coverage ratio was 1.62 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, Mosaic Global Holdings amended the former provisions pursuant to which the Credit Facility (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if Mosaic Global Holdings had not refinanced its 7.625 percent Senior Notes due in 2005 and 6.55 percent Senior Notes due in 2005 (collectively 2005 Notes) prior to October 15, 2004. In 2003, Mosaic Global Holdings refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding. Pursuant to the amendments, the Credit Facility will not mature until the dates in 2006 referred to above as long as Mosaic Global Holdings repays approximately $10.0 million of the 2005 Notes at maturity in January 2005 and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007 or with the proceeds from an offering of equity securities.

As of September 30, 2004, Mosaic Global Holdings had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit totaling $82.3 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility, and $249.8 million outstanding under the Term Loan Facility. The net available additional borrowings under the Revolving Credit Facility as of September 30, 2004, were approximately $129.2 million.

Most of Mosaic Global Holdings’s sales of potash into and from the United States are made through a subsidiary, Mosaic USA LLC (formerly known as IMC USA Inc. LLC) (Mosaic USA). On May 7, 2003, Mosaic USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by Mosaic USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of Mosaic USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by Mosaic USA Holdings Inc. (formerly known as IMC USA Holdings Inc.), a subsidiary of Mosaic Global Holdings and the parent of Mosaic USA. Neither Mosaic Global Holdings nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of September 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $35.4 million, under which Mosaic USA had no outstanding borrowings. The Potash Facility was amended prior to the closing of the combination with Cargill Crop Nutrition to permit the combination to close.

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company. See Note 4 of Notes to Condensed Financial Statements in Item 1 of Part I of this report on Form 10-Q. IMC was required to obtain the consent of its lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. On October 8, 2004, IMC received this consent. Along with this consent, IMC received consent from the lenders to exclude up to $40.0 million of closing costs related to the transactions from the EBITDA calculation as defined in the Credit Agreement. In addition, pursuant to the amendment, Mosaic Global Holdings will be subject to restrictions on financial transactions with its new affiliated entities, in addition to existing limitations in the Credit Agreement on affiliate transactions.

The indentures relating to Mosaic Global Holdings’ outstanding 10.875 percent senior notes due 2008, 11.250 percent senior notes due 2011 and 10.875 percent senior notes due 2013, referred to collectively as the Mosaic Global Holdings Senior Notes, contain provisions requiring Mosaic Global Holdings to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of Mosaic Global Holdings at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition resulted in a change of control of Mosaic Global Holdings under the terms of those indentures. As of October 22, 2004, the closing date of the combination with Cargill Crop Nutrition, $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that Mosaic Global Holdings will not have sufficient funds available to make the required purchases of the Mosaic Global Holdings Senior Notes. In such case, Mosaic Global Holdings may be required to borrow additional funds in order to make the required purchases. However, Mosaic Global Holdings may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to Mosaic Global Holdings. Failure to make the required purchases after the change of control of Mosaic Global Holdings would cause Mosaic Global Holdings to be in default under Mosaic Global Holdings’ indentures, and would also constitute a default under Mosaic Global Holdings’ credit facilities. Mosaic Global Holdings intends to make the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, Mosaic Global Holdings reclassified the Mosaic Global Holdings Senior Notes from long-term debt to current maturities of long-term debt. However, the Mosaic Global Holdings Senior Notes are currently trading at a substantial premium over par (15 to 24 percent). It would be uneconomical for investors to put the Mosaic Global Holdings Senior Notes at 101% when they could be sold for a substantially higher price. Accordingly, Mosaic Global Holdings does not currently expect that the noteholders will exercise their put option.

On August 1, 2003 Mosaic Global Holdings issued $400.0 million principal amount of 10.875 percent notes due 2013 (August Note Offering) for net proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with the other Mosaic Global Holdings Senior Notes. The Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of September 30, 2004, Mosaic Global Holdings had $14.4 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the merger agreement with Cargill limited (until October 22, 2004, when the combination with Cargill Crop Nutrition was completed), dividends on Mosaic Global Holdings’ common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

Mosaic Phosphates incurs liabilities for reclamation activities and phosphogypsum stack (Gypstacks) closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of September 30, 2004, Mosaic Phosphates had $93.2 million in surety bonds outstanding, which primarily mature over the next twelve months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, Mosaic Phosphates, through Mosaic Global Holdings, has posted $43.6 million of collateral in the form of letters of credit. In the future, there can be no assurance that Mosaic Phosphates will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions. However, Mosaic Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks. Such rules may become effective in 2004 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack water. Until definitive regulations or interpretations have been finalized, Mosaic Phosphates is unable to determine the nature of the new financial assurance obligations or to predict with certainty the financial impact of these requirements on Mosaic Phosphates; however, these impacts could be significant. Mosaic Phosphates currently recognizes both Gypstack closure costs and Gypstack water treatment costs as liabilities in accordance with SFAS No.143.

Net cash used in operating activities totaled $31.4 million for the first nine months of 2004 versus $25.4 million for the same period in 2003. Cash flows from operating activities were unfavorably impacted by the increase in the equity in loss of Mosaic Phosphates, partially offset by the expense recorded related to the Pensacola, Florida proposed settlement.

Net cash provided by financing activities for the nine month period ending September 30, 2004 was $31.4 million compared to $25.4 million for the same period in 2003. The fluctuation primarily resulted from a decline in Mosaic Phosphates’ operations. Cash provided by financing activities in both periods was the result of net additional borrowings from Mosaic Global Holdings used to fund operating activities. Partially offsetting the borrowings in 2004 was the payment of $5.7 million of the 8.75 percent senior subordinated notes in February 2004.

PAP did not declare a cash distribution for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. PAP anticipates that for the foreseeable future any available cash will be used to reduce outstanding debt with Mosaic Global Holdings. As a result, no PAP cash distributions are planned in the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PAP is exposed to the impact of interest rate changes on borrowings and, through its investment in Mosaic Phosphates, the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the fair value of its financial instruments. To manage certain of its risks, Mosaic Phosphates periodically enters into natural gas forward purchase contracts in order to reduce the effects of changing natural gas prices, but not for trading purposes. PAP conducted sensitivity analyses of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of September 30, 2004. Holding all other variables constant, the hypothetical adverse changes would increase PAP’s interest expense by $3.1 million for the next twelve months. Mosaic Phosphates has increased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $57.4 million as of September 30, 2004. The contracts extend through December 31, 2007 and have an average price of $5.62 per mmbtu. As of September 30, 2004, PAP’s exposure to the remaining market risk factors discussed above had not materially changed from December 31, 2003.

Item 4. Controls and Procedures.

PAP maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in PAP’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. PRP, with the participation of its principal executive and financial officers, has evaluated the effectiveness of PAP’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. PRP’s principal executive and financial officers have concluded based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in PAP’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, PAP’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.1

Reference is made to Notes 3 and 4 of Notes to Condensed Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for a description of settlements of previously reported legal proceedings.

Item 5. Other Information.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 333-71510-06

Mosaic Phosphates Company

(Exact name of registrant as specified in its charter)

Delaware	36-3892806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 S. Saunders Road Lake Forest, Illinois 60045 (847) 739-1200 (Address and zip code of principal executive offices and registrant’s telephone number, including area code)

IMC Phosphates Company

(Former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed consolidated financial statements of Mosaic Phosphates Company (formerly known as IMC Phosphates Company (IMC Phosphates) and referred to herein as Mosaic Phosphates) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the financial statements contained in Mosaic Phosphates’ Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003 (10-K), are unaudited but include all adjustments which the management of Mosaic Phosphates MP Inc. (formerly known as IMC Phosphates MP Inc. and referred to herein as MP Co.), the managing general partner of Mosaic Phosphates, considers necessary for fair presentation. These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements. Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Interim results are not necessarily indicative of the results expected for the full year.

MOSAIC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net sales	$362.8	$292.3	$1,119.7	$930.3
Cost of goods sold	441.7	293.7	1,160.6	961.3

Gross margins	(78.9)	(1.4)	(40.9)	(31.0)
Selling, general and administrative expenses	10.2	10.5	31.3	32.0
Restructuring charges	—	—	—	2.9

Operating loss	(89.1)	(11.9)	(72.2)	(65.9)

Interest expense	5.9	5.7	16.5	16.1
Other (income) expense, net	(0.7)	(2.2)	0.2	(5.1)

Loss before cumulative effect of a change in accounting principle	(94.3)	(15.4)	(88.9)	(76.9)
Cumulative effect of a change in accounting principle	—	—	—	(32.7)

Loss	$(94.3)	$(15.4)	$(88.9)	$(109.6)

(See Notes to Condensed Consolidated Financial Statements)

MOSAIC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$4.0	$0.6
Receivables, net	105.7	123.3
Inventories, net	236.2	225.9
Other current assets	13.2	9.4

Total current assets	359.1	359.2

Property, plant and equipment, net	1,365.7	1,390.7
Due from Partner, net	9.4	9.4
Other assets	59.0	49.8

Total assets	$1,793.2	$1,809.1

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$139.5	$161.9
Accrued liabilities	39.0	54.3
Due to Partners, net	186.6	160.8
Current maturities of long-term debt	4.3	4.0

Total current liabilities	369.4	381.0

Long-term debt, less current maturities (including $373.8 and $314.5 due to Mosaic Global Holdings Inc. as of September 30, 2004 and December 31, 2003, respectively)	406.5	351.2
Due to Partners, net	118.9	132.8
Other noncurrent liabilities	208.2	140.6
Partners’ capital	690.2	803.5

Total liabilities and partners’ capital	$1,793.2	$1,809.1

(See Notes to Condensed Consolidated Financial Statements)

MOSAIC PHOSPHATES COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30
	2004	2003
Cash Flows from Operating Activities
Loss	$(88.9)	$(109.6)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	32.7
Depreciation, depletion and amortization	75.1	71.0
Other charges	83.3	2.4
Other credits	(9.4)	(18.7)
Changes in:
Receivables, net	17.6	9.7
Inventories, net	(10.3)	(19.1)
Other current assets	0.4	0.1
Accounts payable and accrued liabilities	(65.6)	(11.9)
Due to Partners, net	(3.1)	1.7

Net cash used in operating activities	(0.9)	(41.7)

Cash Flows from Investing Activities
Capital expenditures	(51.6)	(55.9)
Other	0.1	0.2

Net cash used in investing activities	(51.5)	(55.7)

Cash Flows from Financing Activities
Proceeds from Mosaic Global Holdings Inc. Promissory Notes, net	59.3	106.6
Payments of long-term debt	(3.5)	(7.9)

Net cash provided by financing activities	55.8	98.7

Net change in cash and cash equivalents	3.4	1.3
Cash and cash equivalents-beginning of period	0.6	0.1

Cash and cash equivalents-end of period	$4.0	$1.4

(See Notes to Condensed Consolidated Financial Statements)

MOSAIC PHOSPHATES COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

(Unaudited)

1.	RESTRUCTURING CHARGES

Activity related to Mosaic Phosphates’ restructuring accruals during the period January 1, 2004 to September 30, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of September 30, 2004
Non-employee exit costs:
Demolition and closure costs	$18.8	$(4.1)	$14.7

Employee headcount reductions:
Severance benefits	0.7	(0.3)	0.4

Total	$19.5	$(4.4)	$15.1

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in the 10-K.

2.	INVENTORIES

	September 30, 2004	December 31, 2003
Products (principally finished)	$185.1	$177.2
Operating materials and supplies	54.2	51.7

	239.3	228.9
Less: Allowances	(3.1)	(3.0)

Inventories, net	$236.2	$225.9

3.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2004	December 31, 2003
Land	$78.7	$76.1
Mineral properties and rights	589.2	589.3
Buildings	543.7	539.9
Machinery and equipment	1,599.3	1,629.0
Construction in progress	64.6	41.2

	2,875.5	2,875.5
Less: Accumulated depreciation and depletion	(1,509.8)	(1,484.8)

Property, plant and equipment, net	$1,365.7	$1,390.7

4.	COMPREHENSIVE LOSS

Comprehensive loss was as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Comprehensive loss:
Loss	$(94.3)	$(15.4)	$(88.9)	$(109.6)
Net unrealized gain (loss) on derivative instruments	0.5	(6.3)	4.4	(8.4)
Foreign currency translation adjustment	0.2	—	0.1	0.4

Total comprehensive loss for the period	$(93.6)	$(21.7)	$(84.4)	$(117.6)

5.	PENSION PLANS AND OTHER BENEFITS

The components of pension costs were as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Pension Plans
Service cost	$0.8	$1.1	$2.4	$3.3
Interest cost	2.5	2.7	7.5	8.1
Return on plan assets	(1.7)	(2.1)	(5.1)	(6.3)
Net amortization and deferral	0.7	0.7	2.1	2.1
Curtailments and settlements	—	0.3	—	0.9

Net pension expense	$2.3	$2.7	$6.9	$8.1

The components of other benefits costs were as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Other Benefits
Service cost	$0.2	$0.3	$0.6	$0.9
Interest cost	0.5	0.6	1.5	1.8
Net amortization and deferral	(1.0)	(0.6)	(3.0)	(1.8)
Curtailments and settlements	—	(0.3)	—	(0.9)

Net other benefits income	$(0.3)	$—	$(0.9)	$—

MP Co. estimates that contributions to the pension plans will be $19.5 million in 2004. MP Co.’s estimated contributions to the other benefits plans are generally on schedule with the dollar estimates disclosed in the 10-K.

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

Also in December 2003, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position SFAS No. 106-1, which allows for a one-time election to defer the accounting for the Act. Mosaic Phosphates has chosen to defer recognition of the potential effects of the Act in these 2004 disclosures. Therefore, the information reported in these financial statements does not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require Mosaic Phosphates to change previously reported information.

In 2004, Mosaic Phosphates intends to review the other benefits plans in light of the Act. Mosaic Phosphates will most likely amend the other benefits plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, Mosaic Phosphates anticipates that the other benefits plans’ obligations and costs could be reduced once the amendments are adopted and/or the government subsidies are considered.

6.	CARGILL CROP NUTRITION AND PLP MERGERS

IMC Global Inc. (IMC) and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company. On October 20, 2004, the common stockholders of IMC of record as of September 3, 2004 approved this agreement. Upon closing of the transactions contemplated by the agreement on October 22, 2004, IMC was merged into a subsidiary of The Mosaic Company (Mosaic) in which merger IMC was the surviving entity and was renamed Mosaic Global Holdings Inc. (Mosaic Global Holdings). In the merger, each outstanding share of IMC common stock was converted into the right to receive one share of Mosaic common stock, and each outstanding share of IMC 7.50 percent mandatory convertible preferred stock was converted into the right to receive one share of Mosaic 7.50 percent mandatory convertible preferred stock. Immediately prior to the merger, Cargill and its affiliates contributed equity interests in entities owning Cargill’s fertilizer businesses to Mosaic in exchange for shares of Mosaic common stock and Mosaic Class B common stock. Upon closing of the merger, the former IMC common stockholders and Cargill and its affiliates owned 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of Mosaic.

On March 19, 2004, IMC and Phosphate Resources Partners Limited Partnership (PLP) (which was merged into Phosphate Acquisition Partners L.P. effective October 19, 2004) announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC. On October 19, 2004, the partners of PLP approved the merger and each publicly traded PLP unit was converted into the right to receive 0.2 shares of IMC common stock. On October 22, 2004, these shares of IMC common stock were converted into the right to receive one share of Mosaic common stock as part of the transactions referred to in the preceding paragraph.

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 13 of Notes to Consolidated Financial Statements in the 10-K for the fiscal year ended December 31, 2003.

In connection with the combination with Cargill Crop Nutrition, on January 30, 2004, a lawsuit was filed in the Court of Chancery for New Castle County in Wilmington, Delaware by a common stockholder of IMC on behalf of a purported class of all common stockholders of IMC. Named as defendants in the complaint are the IMC, all members of IMC’s board of directors and Cargill. The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties of care and loyalty to IMC’s common stockholders by, among other things, failing to conduct an auction or otherwise checking the market value of IMC before voting to approve the combination agreement with Cargill, and that the merger consideration to be received by IMC’s common stockholders is inadequate because, among other things, it is less than the “intrinsic value” of IMC’s common stock and it does not offer a premium to IMC’s common stockholders. The lawsuit seeks, among other things, to enjoin or rescind the combination transactions or, alternatively, to recover unspecified damages and costs.

On February 24, 2004, a second lawsuit, similar to the lawsuit described above, was filed in the Court of Chancery for New Castle County in Wilmington, Delaware. On March 17, 2004, the Delaware Court of Chancery consolidated these two lawsuits and named the complaint in the lawsuit described in the previous paragraph as the operative complaint for the consolidated lawsuit.

On August 20, 2004, the parties reached an agreement in principle to settle the class action litigation and subsequently executed definitive settlement documents which have been filed with, and are subject to the approval of, the Delaware Court of Chancery.

Four purported class action lawsuits have been filed in the Court of Chancery for New Castle County in Wilmington, Delaware against IMC, PLP, PLP’s administrative managing general partner and, in some cases, their respective boards of directors, by holders of PLP units in connection with the PLP merger. These lawsuits were consolidated into a single action by the Delaware Court of Chancery on August 23, 2004. These lawsuits generally allege that the defendants breached their fiduciary duties as a consequence of various public announcements made by IMC that it intended to make, or that it had made, a proposal to acquire all of the outstanding PLP units that it did not already own. The plaintiffs in these lawsuits, on behalf of a class of all unitholders of PLP (except for the defendants and their affiliates), seek, among other things, to enjoin the PLP merger or, to the extent that the PLP merger is consummated, to rescind the PLP merger, and monetary damages in an unspecified amount.

On August 20, 2004, the parties reached an agreement in principle to settle the class action litigation and subsequently executed definitive settlement documents which have been filed with, and are subject to the approval of, the Delaware Court of Chancery.

7.	ROCK SALES AGREEMENT

During the third quarter of 2004, Mosaic Phosphates announced that it elected to terminate its rock sales agreement with U.S. Agri-Chemicals (USAC Contract) effective October 1, 2007. Mosaic Phosphates originally entered into the contract in 1994. In 1999, the contract was extended until September 2014 with an option for a second extension through September 2024. As part of the extension, USAC paid $57.0 million (Near Term Payment), plus interest charges, to Mosaic Phosphates during 2000. The contract provides Mosaic Phosphates the right to terminate the contract upon three years’ advance written notice under certain circumstances. The contract also provides that prior to the effective date of termination under this provision, Mosaic Phosphates would be required to repay the amount of the Near Term Payment plus interest charges, less certain credits. Mosaic Phosphates elected to terminate the contract under these provisions.

Termination of the contract will result in a reduction of Mosaic Phosphates revenues on an annualized basis by approximately $60.0 million following the effective date of termination in 2007, but the reduction in revenues is expected to have a negligible impact on earnings. As a result of the obligation to return the Near Term Payment plus interest charges, less the credits, Mosaic Phosphates incurred a charge of approximately $73.0 million. However, payment is not required until the effective date of termination in 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.2

Results of Operations

Three months ended September 30, 2004 vs. three months ended September 30, 2003

Mosaic Phosphates’ Net sales for the third quarter of 2004 increased 24 percent to $362.8 million compared to $292.3 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $43.5 million and $26.3 million, respectively. Average diammonium phosphate (DAP) prices increased 20 percent to $187 per short ton in the third quarter of 2004 from $156 per short ton in the third quarter of 2003. The increase in concentrated phosphate sales volumes was primarily the result of higher domestic sales of DAP of $26.5 million, granular monoammonium phosphate (GMAP) of $7.3 million and granular triple superphosphate (GTSP) of $5.7 million, partially offset by lower international sales of GTSP of $5.3 million, DAP of $3.5 million and GMAP of $2.9 million. Domestic DAP and GMAP volumes were favorable compared to the third quarter of 2003 primarily as a result of strong summer fill orders in the current year compared to weak demand in the prior year period as customers were anticipating future price decreases in the prior year. Domestic GTSP volumes were higher in the current quarter primarily as a result of lower production volumes in the prior year period which limited the amount of product available to service the domestic market. International GTSP volumes decreased primarily as a result of decreased volumes to Brazil, Bangladesh, and New Zealand, partially offset by higher sales to Australia. International DAP volumes were lower primarily as a result of decreased sales to China, Thailand, Mexico, Chile, Japan and Peru, partially offset by increased sales to Pakistan, Turkey and New Zealand. International GMAP volumes decreased primarily as a result of lower volumes to Chile and Mexico, partially offset by increased sales to Brazil, Pakistan and Uruguay.

Gross margins declined to a negative $78.9 million for the third quarter of 2004 compared to a negative $1.4 million for the third quarter of last year. Margins were unfavorable as a result of the charge for the announced termination of the USAC Contract of $73.0 million (see Note 7 of Notes to Condensed Consolidated Financial Statements), higher phosphate operating costs of $56.5 million and higher raw material costs of $8.1 million, partially offset by the higher concentrated phosphate sales prices, previously discussed, favorable idle plant costs of $5.0 million as well as

[2]	All statements, other than statements of historical fact, appearing under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “expect,” “anticipate,” believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where Mosaic Phosphates or its customers operate; weather conditions; the terms and interest rates on debt of Mosaic Phosphates; the willingness of Mosaic Global Holdings to continue to loan funds to Mosaic Phosphates; the impact of competitive products; pressure on prices realized by Mosaic Phosphates for its products; constraints on supplies of raw materials used in manufacturing certain of Mosaic Phosphates’ products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving Mosaic Phosphates; success in implementing Mosaic Phosphates’ various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in Mosaic Phosphates’ Securities and Exchange Commission reports. These factors are based upon IMC’s strategic plans and direction under its former Board of Directors and management. IMC has consummated the transactions contemplated by its business combination agreement with Cargill. IMC, now known as Mosaic Global Holdings, has become a wholly owned subsidiary of Mosaic. The Board of Directors and management of Mosaic, Mosaic Global Holdings and Mosaic Phosphates Company are not the same as existed during the period covered by this report for IMC and IMC Phosphates and they may operate the business of Mosaic Global Holdings and Mosaic Phosphates in a manner that differs from IMC’s and IMC Phosphates’ historical operations. The factors listed above do not account for any such possible change in Mosaic Global Holdings’ or Mosaic Phosphates’ operations.

favorable phosphate rock sales of $4.8 million. Phosphate operating costs were unfavorable primarily as a result of higher water treatment costs, lower production volumes and higher costs at the Florida locations due to the 2004 hurricanes as well as lower rock BPL. The higher raw material costs were primarily the result of higher ammonia costs, partially offset by lower sulphur costs. The favorable idle plant costs resulted from the Louisiana concentrate plants being shutdown during one month of the third quarter of 2003. Phosphate rock sales were favorable primarily as a result of a year-to-date price adjustment in the current quarter.

Nine months ended September 30, 2004 vs. nine months ended September 30, 2003

Mosaic Phosphates’ net sales for the first nine months of 2004 increased 20 percent to $1,119.7 million compared to $930.3 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $139.8 million and $56.6 million, respectively, partially offset by lower feed ingredient sales of $6.4 million. Average DAP prices increased 23 percent to $185 per short ton in the first nine months of 2004 from $151 per short ton in the first nine months of 2003. The increase in concentrated phosphate sales volumes was primarily the result of higher international volumes of $44.1 million and higher domestic volumes of $12.7 million. The increase in international volumes was primarily the result of higher international sales of DAP of $31.0 million and GMAP of $12.7 million. International DAP volumes were higher because of increased volumes to Turkey, Pakistan, New Zealand, Peru, and Venezuela, partially offset by decreased sales to Japan, India, Vietnam, and Australia. International GMAP volumes were higher primarily as a result of increased sales to Brazil and Australia, partially offset by decreased sales to Mexico and Chile. The increase in domestic volumes was primarily the result of higher sales of DAP of $11.3 million. The increase in domestic DAP was primarily the result of strong demand in the third quarter due to customers’ expectations of a tight market and rising prices in addition to lower sales in the prior year due to tight supply early in 2003 and customers holding back orders in the third quarter of 2003 due to their expectation of flat to falling prices. Lower feed ingredient sales resulted from reduced volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period and increased competitive pricing pressure.

Gross margins decreased to a negative $40.9 million for the first nine months of 2004 compared to a negative $31.0 million for the first nine months of last year. Margins were unfavorable as a result of the charge for the announced termination of the USAC Contract of $73.0 million (see Note 7 of Notes to Condensed Consolidated Financial Statements), higher phosphate operating costs of $76.2 million and higher raw material costs of $28.7 million, partially offset by the higher concentrated phosphate sales prices, previously discussed, favorable idle plant costs of $17.4 million as well as favorable phosphate rock sales of $7.7 million. Phosphate operating costs were unfavorable primarily as a result of the disruption from three hurricanes at the Florida locations, higher electricity, maintenance and contract services costs, as well as using lower grade rock. The higher raw material costs were primarily the result of higher ammonia, sulphur and natural gas costs. The favorable idle plant costs resulted from the three month idling in the prior year of a Florida rock mine and the total shutdown of Louisiana production for the months of June and July of 2003 to reduce inventory levels and cash outflow. Prior to June 2003 and subsequent to July 2003, approximately 30 percent of Mosaic Phosphates’ Louisiana concentrated phosphate output had been idled to balance supply and current market demand. This is a situation that is expected to be maintained until market conditions show sufficient and sustained improvement. Phosphate rock sales were favorable primarily as a result of a favorable price variance in the current year.

Other (income) expense, net for the first nine months of 2004 changed $5.3 million to $0.2 million of expense from $5.1 million of income in the prior year period. The variance was primarily the result of the absence of $3.6 million of income recorded in the prior year for realized gains from ineffective natural gas hedges related to facilities that were not operational for a portion of 2003, see discussion below, and recording a $1.2 million reserve in 2004 for a note receivable from non-operating activities related to the development of water treatment technologies.

Certain natural gas forward purchase contracts were entered into at various dates beginning January 9, 2002 through March 14, 2003, relating to the periods of March, June and July 2003. As a result of a decision to idle operations in Louisiana, forecasted natural gas purchase requirements for March, June and July 2003, to which the natural gas forward purchase contracts specifically related, were no longer probable. As a result, these contracts no longer qualified as cash flow hedges under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended. Since the contracts no longer qualified for hedge accounting, Mosaic Phosphates was required to transfer the accumulated gain that existed on the contracts at that point from Accumulated other comprehensive income (loss) to the Consolidated Statement of Operations along with the subsequent gains or losses from settlement of the contracts.

Capital Resources and Liquidity

Historically, Mosaic Phosphates has satisfied its borrowing needs through Mosaic Global Holdings. Mosaic Phosphates has two promissory notes (Promissory Notes) payable to Mosaic Global Holdings for borrowings up to $400.0 million and $65.0 million. The demand notes have variable rates, based on LIBOR plus the applicable margin as defined in the senior secured facilities entered into by Mosaic Global Holdings on May 17, 2001 (Credit Facility), which was 5.625 percent as of September 30, 2004. Mosaic Phosphates had borrowed $308.8 million and $65.0 million, respectively, as of September 30, 2004. Mosaic Global Holdings has advised Mosaic Phosphates that it does not intend to demand payment on the Promissory Notes prior to October 1, 2005; however, Mosaic Global Holdings has entered into discussions with Mosaic Phosphates contemplating a revision to the terms of the loans from Mosaic Global Holdings to Mosaic Phosphates, including the interest rate, if warranted. The Promissory Notes evidencing the obligations to Mosaic Global Holdings have been classified as long-term.

Mosaic Global Holdings’ ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on Mosaic Global Holdings’ ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond Mosaic Global Holdings’ control. Mosaic Global Holdings believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet Mosaic Global Holdings’ operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

Mosaic Global Holdings’ credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and events of default. Most of Mosaic Global Holdings’ various material debt instruments have cross-default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of Mosaic Global Holdings’ material debt instruments, the Credit Facility has the lowest specified threshold amount, $20.0 million. Mosaic Global Holdings’ access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that Mosaic Global Holdings would be able to comply with applicable financial covenants or meet its liquidity needs. Mosaic Global Holdings cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized; or that future borrowings will be available when needed or in an amount sufficient to enable Mosaic Global Holdings to repay indebtedness or to fund other liquidity needs.

There can be no assurance that Mosaic Global Holdings will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply Mosaic Global Holdings with further funds (including periodic rollovers of existing borrowings). Mosaic Global Holdings has been in compliance with all of its debt and other covenants during all periods presented. No waivers have been necessary.

Mosaic Phosphates has historically relied on borrowings from Mosaic Global Holdings as a principal source of liquidity. Pursuant to the Credit Facility, Mosaic Global Holdings and certain of its domestic subsidiaries, including Mosaic Phosphates, may borrow up to approximately $459.8 million. The Credit Facility consisted of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility (Term Loan Facility) of approximately $249.8 million.

The Credit Facility requires Mosaic Global Holdings to meet certain financial tests, including but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). In addition, the Credit Facility contains certain covenants, including limitations on the payment of dividends, and events of default.

In March 2004, Mosaic Global Holdings announced that it had obtained amendments to the credit agreement governing its Credit Facility (Credit Agreement). The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing Mosaic Global Holdings’ credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ interest expense coverage ratio was 2.01 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing Mosaic Global Holdings’ credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ total leverage ratio was 5.07 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing Mosaic Global Holdings’ credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended September 30, 2004, Mosaic Global Holdings’ secured leverage ratio was 0.67 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing Mosaic Global Holdings’ credit facilities to the sum of the total principal amount of the loans under Mosaic Global Holdings’ credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. As of September 30, 2004, Mosaic Global Holdings’ collateral coverage ratio was 1.62 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, Mosaic Global Holdings amended the former provisions pursuant to which the Credit Facility (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if Mosaic Global Holdings had not refinanced its 7.625 percent Senior Notes due in 2005 and 6.55 percent Senior Notes due in 2005 (collectively 2005 Notes) prior to October 15, 2004. In 2003, Mosaic Global Holdings refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding. Pursuant to the amendments, the Credit Facility will not mature until the dates in 2006 referred to above as long as Mosaic Global Holdings repays approximately $10.0 million of the 2005 Notes at maturity in January 2005 and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007 or with the proceeds from an offering of equity securities.

As of September 30, 2004, Mosaic Global Holdings had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit totaling $82.3 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility, and $249.8 million outstanding under the Term Loan Facility. The net available additional borrowings under the Revolving Credit Facility as of September 30, 2004, were approximately $129.2 million.

Most of Mosaic Global Holdings’ sales of potash into and from the United States are made through a subsidiary, Mosaic USA LLC (formerly known as IMC USA Inc. LLC) (Mosaic USA). On May 7, 2003, Mosaic USA entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by Mosaic USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of Mosaic USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by Mosaic USA Holdings Inc. (formerly known as IMC USA Holdings Inc.), a subsidiary of Mosaic Global Holdings and the parent of Mosaic USA. Neither Mosaic Global Holdings nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of September 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $35.4 million, under which Mosaic USA had no outstanding borrowings. The Potash Facility was amended prior to the closing of the combination with Cargill Crop Nutrition to permit the combination to close.

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new publicly traded company. See Note 5 of Notes to Condensed Financial Statements in Item 1 of Part I of this report. IMC was required to obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. On October 8, 2004, IMC received this consent. Along with this consent, IMC received consent from the lenders to exclude up to $40.0 million of closing costs related to the transactions from the EBITDA calculation as defined in the Credit Agreement. In addition, pursuant to the amendment, Mosaic Global Holdings will be subject to restrictions on financial transactions with its new affiliated entities, in addition to existing limitations in the Credit Agreement on affiliate transactions.

The indentures relating to Mosaic Global Holdings’ outstanding 10.875 percent senior notes due 2008, 11.250 percent senior notes due 2011 and 10.875 percent senior notes due 2013, referred to collectively as the Mosaic Global Holdings Senior Notes, contain provisions requiring IMC to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of Mosaic Global Holdings at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition resulted in a change of control of Mosaic Global Holdings under the terms of those indentures. As of October 22, 2004, the closing date of the combination with Cargill Crop Nutrition, $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that Mosaic Global Holdings will not have sufficient funds available to make the required purchases of the Mosaic Global Holdings Senior Notes. In such case, Mosaic Global Holdings may be required to borrow additional funds in order to make the required purchases. However, Mosaic Global Holdings may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to Mosaic Global Holdings. Failure to make the required purchases after the change of control of Mosaic Global Holdings would cause Mosaic Global Holdings to be in default under Mosaic Global Holdings’ indentures, and would also constitute a default under Mosaic Global Holdings’ credit facilities. Mosaic Global Holdings intends to make the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, Mosaic Global Holdings reclassified the Mosaic Global Holdings Senior Notes from long-term debt to current maturities of long- term debt. However, the Mosaic Global Holdings Senior Notes are currently trading at a substantial premium over par (15 to 24 percent). It would be uneconomical for investors to put the Mosaic Global Holdings Senior Notes at 101% when they could be sold for a substantially higher price. Accordingly, Mosaic Global Holdings does not currently expect that the noteholders will exercise their put option.

On August 1, 2003 Mosaic Global Holdings issued the $400.0 million principal amount of the 10.875 percent notes due 2013 (August Note Offering) for net proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with the other Mosaic Global Holdings Senior Notes. The Mosaic Global Holdings Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of September 30, 2004, Mosaic Global Holdings had $14.4 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the agreement with Cargill limited (until October 22, 2004, when the combination with Cargill Crop Nutrition was completed),dividends on Mosaic Global Holdings’ common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

Mosaic Phosphates incurs liabilities for reclamation activities and phosphogypsum stack (Gypstacks) closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of September 30, 2004, Mosaic Phosphates had $93.2 million in surety bonds outstanding, which primarily mature over the next twelve months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, Mosaic Phosphates, through Mosaic Global Holdings, has posted $43.6 million of collateral in the form of letters of credit. In the future, there can be no assurance that Mosaic Phosphates will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions. However, Mosaic Phosphates anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks. Such rules may become effective in 2004 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack water. Until definitive regulations or interpretations have been finalized, Mosaic Phosphates is unable to determine the nature of the new financial assurance obligations or to predict with certainty the financial impact of these requirements on Mosaic Phosphates; however, these impacts could be significant. Mosaic Phosphates currently recognizes both Gypstack closure costs and Gypstack water treatment costs as liabilities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations.

Net cash used in operating activities totaled $0.9 million for the first nine months of 2004 versus $41.7 million for the same period in 2003. The decrease of $40.8 million primarily resulted from a decreased operating loss in 2004, excluding a write-off of $73.0 million related to the termination of a rock sales agreement recorded in 2004, versus 2003, partially offset by an increase in cash invested in working capital.

Net cash used in investing activities for the first nine months of 2004 of $51.5 million decreased $4.2 million from $55.7 million for the first nine months of 2003. Mosaic Phosphates estimates that its capital expenditures for 2004 will approximate $65.0 million and will be financed primarily from operations and borrowings.

Net cash provided by financing activities for the nine month period ending September 30, 2004 was $55.8 million compared to $98.7 million for the same period in 2003. This decrease primarily resulted from decreased working capital borrowings from Mosaic Global Holdings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Mosaic Phosphates is exposed to the impact of interest rate changes on borrowings and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. Mosaic Phosphates periodically enters into natural gas forward purchase contracts to reduce the risk related to significant price changes in natural gas, but not for trading purposes. Mosaic Phosphates conducted sensitivity analyses of certain financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings as of September 30, 2004. Holding all other variables constant, the hypothetical adverse changes would increase Mosaic Phosphates’ interest expense by $3.7 million for the next twelve months. Mosaic Phosphates also conducted sensitivity analyses of its fixed rate long-term debt assuming a one percentage point decrease in interest rates from their actual levels as of September 30, 2004. Holding all other variables constant, the hypothetical adverse change would increase the fair value of Mosaic Phosphates’ fixed rate long-term debt by approximately $7.5 million. Mosaic Phosphates has increased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $57.4 million as of September 30, 2004. The contracts extend through December 31, 2007 and have an average price of $5.62 per mmbtu. As of September 30, 2004, none of Mosaic Phosphates’ exposure to the other risk factors discussed above had materially changed from December 31, 2003.

Item 4. Controls and Procedures.

Mosaic Phosphates maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in Mosaic Phosphates’ filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Mosaic Phosphates’ management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of Mosaic Phosphates’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Mosaic Phosphates’ principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in the Mosaic Phosphates’ internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Mosaic Phosphates’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Reference is made to the Exhibit Index on page E-1 hereof.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOSAIC PHOSPHATES COMPANY

By:	Mosaic Phosphates MP Inc. Its Managing General Partner

/s/ Robert M. Qualls
Robert M. Qualls
Vice President, Chief Financial Officer and Controller of Mosaic Phosphates MP Inc. (on behalf of the registrant and as principal accounting officer)

Date: November 9, 2004

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

PE-1

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Reference is made to the Exhibit Index on page E-1 hereof.

(b)	Reports on Form 8-K.

A report under Item 7 dated July 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOSPHATE ACQUISITION PARTNERS L.P.

By:	PRP-GP LLC, Its Administrative Managing General Partner

/s/ Robert M. Qualls

Robert M. Qualls Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer and chief accounting officer)

Date: November 9, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii(a)	Second Supplemental Indenture, dated as of December 23, 1996, between Phosphate Resource Partners Limited Partnership (formerly known as Freeport-McMoRan Resource Partners, Limited Partnership) and JP Morgan Chase Bank (formerly known as Chemical Bank) to the Senior Indenture, dated as of February 1, 1996, between Phosphate Resource Partners Limited Partnership (formerly known as Freeport-McMoRan Resource Partners, Limited Partnership) and JP Morgan Chase Bank (formerly known as Chemical Bank), relating to the issuance of 7% Senior Notes due 2008.	Exhibit 4.ii(a) to the Quarterly Report on Form 10-Q of Mosaic Global Holdings Inc. for Quarterly Period Ended September 30, 2004*

4.ii(b)	Third Supplemental Indenture, dated as of October 19, 2004, among Phosphate Resource Partners Limited Partnership (formerly known as Freeport McMoRan Resource Partners, Limited Partnership), Phosphate Acquisition Partners L.P. and JPMorgan Chase Bank (formerly known as Chemical Bank) to the Senior Indenture, dated as of February 1, 1996, between Phosphate Resource Partners Limited Partnership (formerly known as Freeport McMoRan Resource Partners, Limited Partnership) and JPMorgan Chase Bank (formerly known as Chemical Bank), relating to the issuance of 7% Senior Notes due 2008.	Exhibit 4.ii(b) to the Quarterly Report on Form 10-Q of Mosaic Global Holdings Inc. for Quarterly Period Ended September 30, 2004*

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	SEC File No. 1-9759.

E-1